Form 10-K
period 1996-02-29
UNICOMP INC
filed 1996-06-13
CIK 792341

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 29, 1996
                                      or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _____ to ______

                         Commission file number 0-15671

                                 UNICOMP, INC.
             (Exact name of Registrant as specified in its charter)

                   Colorado                                             84-1003745
       (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
        incorporation or organization)

        1800 Sandy Plains Pkwy, Ste 305                                    30066
                 Marietta, Ga                                           (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number (770) 424-3684

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,345,365 on June 7, 1996.

The number of shares outstanding of the registrant's Common Stock as of June 7, 1996 was 5,248,232.

                      Documents incorporated by reference
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         UniComp, Inc. (the "Company") was originally incorporated under the laws of the State of Colorado on December 5, 1985, under the name of Liberty Ventures, Ltd. for the primary purpose of seeking selected mergers or acquisitions with a business entity. On September 19, 1986, the Company acquired all of the issued and outstanding shares of common stock of UniComp Systems, Inc. (formerly UniComp, Inc.), a Texas corporation, in exchange for 30,000,000 shares of the Company's common stock pursuant to an Exchange Agreement between the Company and UniComp Systems. On November 9, 1986, the Company changed its name from Liberty Ventures, Ltd. to UniComp, Inc.

         Platform-Migration Software and Development Tools

         In October 1992, the Company acquired Arccom Management Systems, Inc. (renamed Unibol, Inc. in 1994), a Georgia corporation selling and marketing UNIBOL36 in the United States which was owned by Messrs. Henry and Hafer (who served as Chairman of the Company's Board of Directors at the time of the acquisition), for 1,500,000 shares of the Company's Common Stock.

         In May 1993, the Company acquired ICS Computing Group Limited, a United Kingdom company consisting of three subsidiary companies, one of which, Unibol Ltd., is the developer of the UNIBOL36 and UNIBOL400 platform migration software applications, for $4,140,925 cash consideration.

         United Kingdom Technology Products and Services

         The 1993 acquisition of ICS Computing Group Limited also included two subsidiaries specializing in the delivery of United Kingdom technology products and services: ICS Computing Limited, which specializes in vertical-market applications software and services, and CMI Limited, which provides hardware maintenance services, systems integration services, training, and systems support, primarily in Northern Ireland.

         In 1994, the Company acquired CI Computer Software Ltd., a United Kingdom company that provides software consulting, custom software applications and hardware supply and installation for the IBM AS/400 marketplace in Northern Ireland.

         In 1995, the Company acquired the assets and liabilities of Advec Limited which also provides software consulting and hardware supply and installation in Northern Ireland.

         Subsequent Event

         In April 1996, the Company acquired Smoky Mountain Technologies, Inc., a North Carolina corporation specializing in payment processing systems (Smoky Mountain) for 500,000 shares of the Company's Common Stock. Smoky Mountain specializes in payment processing systems.

NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW

         UniComp designs, develops and markets platform-migration software and development tools that enable users to migrate applications software written for proprietary IBM mid-range computer systems to portable operating systems such as UNIX and Windows NT. The Company also provides vertical-market application software and systems integration, maintenance and support services primarily in the United Kingdom. Through its recent acquisition of Smoky Mountain in April 1996, the Company will now also provide payment processing systems.

         Demand for platform migration products and services has arisen from the installed base of 250,000 System/36 and 360,000 AS/400 system users that have historically had limited functionality and interoperability by the proprietary nature of an IBM computing platform. The emergence of open and portable computing platforms, including UNIX and Windows NT, often offer users significant advantages, including access to additional software, a wide range of hardware vendors, increased system capacity, interoperability and scalability.

         Independent Software Vendors ("ISVs") must adapt to customer demands associated with increased popularity of new computing platforms. An ISV who has developed successful AS/400 applications software is faced with the challenge of migrating its products to new platforms to meet customer demands while maintaining its existing customer base for applications software running on the AS/400 platform.

         The Gartner Group, a software industry observer, estimates that sales of server/host systems based on the UNIX and Windows NT operating systems will increase to $40 billion annually by the year 2000, up from estimated $22 billion in 1996. Industry sources establish that the UNIX applications software market, while somewhat smaller than the $2.5 billion AS/400 applications software market, is growing more rapidly.

         The Company believes that the UNIBOL rehosting solution allows businesses and ISVs to migrate their applications software to open systems in a cost-effective manner. Its solution can enable businesses to retain their investment in existing software and databases. Rehosting allows ISVs to expand their market opportunity without replacing or rewriting applications, retraining or replacing software developers or incurring the cost and disruption of re-engineering their software applications.

         The Company's strategy is to become the leading producer of platform-migration software and development tools for businesses and ISVs serving the business community. To achieve this goal, the Company intends to continue to build, expand and emphasize its multi-layered distribution channels, leverage strategic relationships with leading platform vendors and system integrators, invest in product developments and enhancements, acquire strategic businesses and technologies and diminish dependence on lower-margin businesses.

         Through the acquisition of Smoky Mountain, the Company now provides software, hardware and systems designed to facilitate the processing of transactions. The payment processing systems provide functionality for a variety of transactions including credit, debit and purchase card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification services. The payment processing systems are designed to provide payment processors and merchants a high degree of hardware independence by supporting a variety of hardware platforms.

         The Company also provides regional technology services including systems integration, maintenance, and support services to customers in the United Kingdom as well as regional vertical-market application software. The Company's vertical-market application software is installed at over 200 sites in the United Kingdom, primarily in Northern Ireland. The Company acquired its U.K.-based technology businesses during the past three years in a number of transactions beginning with its acquisition in 1993 of the business that developed the UNIBOL36 system. The Company's acquisitions have generally provided it with favorable cash flows that, together with grants from the Northern Ireland government, have helped fund product development efforts for the UNIBOL systems.

PLATFORM-MIGRATION SOFTWARE MARKET

         IBM's midrange computing platforms the System/36 and AS/400, have served as the computing solution for business applications since IBM's introduction of these two systems in 1983 and 1988, respectively. IBM discontinued producing the System/36 in 1988. The Company estimates that in 1995 approximately 250,000 System/36 systems remained in use and over 360,000 AS/400 systems were in use worldwide. The Gartner Group estimates that by the end of 1997, the installed base of AS/400 systems will grow to in excess of 450,000 systems worldwide.

         In adopting IBM's midrange computing platforms, the businesses and the software vendors that support such platforms have invested substantial resources developing software applications that provide a wide variety of manufacturing, accounting and other information-management functions. The Company believes that in 1995, an estimated 25,000 software applications had been developed for use on AS/400 systems. Development of applications software intended for use on IBM's mid-range computing platforms continues, assisted by approximately 8,000 ISVs that IBM estimates develop and market applications software for the AS/400 platform. In 1995, these ISVs generated an estimated $2.5 billion of revenue from AS/400 applications software sales.

         Use of the IBM computing platform has historically limited users and developers due to the non-portable nature of IBM's proprietary operating systems. Software applications written for the System/36 and AS/400 platforms would not run on other computing platforms, including those using open operating systems such as UNIX, or other portable operating systems such as Windows NT. These other computing platforms often offer users significant advantages, including access to certain additional software, a wider range of hardware vendors, and increased system capacity, interoperability and scalability. The Gartner Group estimates that sales of server/host systems based on the UNIX and Windows NT operating systems will increase to $40 billion annually by the year 2000, up from an estimated $22 billion in 1996. Industry sources estimate that the UNIX applications software market is somewhat smaller, but growing faster, than the AS/400 applications software market.

         As new computing platforms become available, businesses are faced with the difficult decision of whether (a) to abandon expensive, and often customized mission-critical, software applications specifically developed to meet unique business requirements, (b) to undertake to completely rewrite existing software applications to enable them to run on new computing platforms, or (c) to rely on available packaged applications software that may not provide adequate functionality to meet specialized business needs.
Changing to new applications software often may result in significant disruption of business operations as users are retrained and errors in the new software are discovered and corrected. Even more critical to many businesses is the potential loss of data contained in existing databases that may result from a change to new applications software.

         ISVs must also adapt to customer demands associated with increased popularity of new computing platforms. An ISV that has developed successful AS/400 applications software is faced with the challenge of migrating its products to new platforms to meet customer demands while maintaining its existing customer base for applications software running on the AS/400 platform.

         In response to the demand for applications software capable of running on multiple computing platforms, UniComp has developed platform-migration and development tools that, by rehosting existing code to an open system or other new computing platform, are designed to enable businesses to preserve their investment in existing, or legacy, applications software, and also allow ISVs to expand their market opportunity.

         Businesses and ISVs seeking to migrate to open or portable platforms face a number of alternative solutions that vary by cost, probability of success, length of migration period, functionality, compatibility and scalability.

REFACING Refacing interprets the original character-based screen specifications to create a graphical user interface, replacing the green-screen interface, thus making the applications software appear to have been updated. Because refacing solutions affect only the end-user interface, the source code must still be run on a proprietary system. This defeats the goal of many users to upgrade system performance, interoperability and scalability.

RE-ENGINEERING         Re-engineering requires rewriting existing applications
                       software to enable it to operate on a new computing platform, typically using computer-aided software engineering (CASE) and other software development tools.
                       Often this solution entails completely rebuilding applications software to meet customer requirements with its attendant cost, risk of failure, disruption and delay.

PACKAGED SOLUTIONS     Migrating to a new computing platform can sometimes be
                       accomplished by installation of an applications software package that has been independently developed to run on open or portable platforms. While a substantial number of packaged applications software are available, businesses migrating to a new computing platform with this solution will often have to abandon a significant investment in existing databases and software with features and reports customized for a specific business use and may incur substantial retraining costs.

REHOSTING              Rehosting involves migration of applications software to
                       a new operating system with minimal change to the source code or user interface, which is achieved by porting the application to run efficiently on the new platform.
                       This solution can enable businesses to enjoy the continued use of their existing programs and databases, reduce retraining costs and obtain the advantages of a new computing platform.

UNICOMP SOLUTION

         The Company believes that the UNIBOL rehosting solution allows businesses and ISVs to migrate their applications software to open systems in a cost-effective manner. This solution can enable businesses to retain their investment in existing software and databases. Rehosting allows ISVs to expand their market opportunity without replacing or rewriting applications, retraining or replacing software developers or incurring the cost and disruption of re-engineering their software applications. Advantages of the UNIBOL rehosting solution include:

         - Native Environment. The UNIBOL36 and UNIBOL400 systems are native System/36 and AS/400 application development and execution environments for open systems, essentially replacing the functionality of the proprietary operating system under which the applications software was written. The Company believes that, as a native open-systems environment, the UNIBOL environment generally enables applications software to operate at least as efficiently as under the original proprietary operating system.

         - User Interface. The UNIBOL systems preserve the look and feel of a legacy system's user interface, helping to assist businesses in migrating to a new platform without incurring substantial retraining, documentation or technical support costs. This feature can also assist ISVs to support applications software running on multiple computing platforms with a single set of end-user documentation.

         - Developer Interface. The UNIBOL systems offer software developers many system/36 and AS/400-style development tools as well as access to native UNIX development facilities. This feature facilitates the transition from a system/36 or AS/400 development environment to a UNIBOL environment on new computing platforms and allows further development of migrated applications software.

         - Desktop Integration. The Company's UNIBOL desktop products enable its customers to integrate the use of PCs with UNIX-based platforms. UNIBOL/Desktop products are designed to operate with PCs networked to UNIBOL host systems and include terminal emulation and ODBC access. UNIBOL400 also supports other popular AS/400 PC-connectivity tools, such as Wall Data's Rumba/400 and Seagull Software's GUI/400 products.

         - Scalability. The UNIBOL systems allow users to enjoy the scalability of UNIX Platforms. The design of the UNIBOL systems enables users to achieve this scalability without any significant loss of system efficiency.

         - Versatility. The UNIBOL36 system enables applications written in either RPG or COBOL languages to be migrated to an open system. The Company currently offers the UNIBOL36 system on most major UNIX platforms, including IBM RS/6000, HP9000, Siemens Nixdorf RM Series, DEC Alpha, Sun Sparcstation, Data General Aviion and Intel/SCO UNIX. The UNIBOL400 system currently supports applications software written in the most popular AS/400 language, RPG400. The Company expects to release a version that supports COBOL400 in the first half of calendar year 1997. The UNIBOL400 system is currently available on four UNIX hardware platforms. The Company expects to release a version of the UNIBOL400 system that supports Windows NT in calendar year 1997.

         The UNIBOL36 system has been installed at more than 3,000 sites in over 50 countries and the UNIBOL400 system, which was first released for widespread commercial distribution in February 1996, is currently installed at 14 sites.

PAYMENT PROCESSING SYSTEMS

         Through the Company's recent acquisition of Smoky Mountain in April 1996 the Company now designs, develops and markets software, hardware and systems designed to facilitate the processing of transactions. The payment processing systems provide functionality for a variety of transactions including credit, debit and purchase card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification services. The payment processing systems are designed to provide payment processors and merchants a high degree of hardware independence by supporting a variety of hardware platforms including personal computers, certain POS terminals, electronic cash drawers and other peripheral devices and the Company's own payment processing hardware.

UNITED KINGDOM TECHNOLOGY PRODUCTS AND SERVICES

         In fiscal 1996, UniComp generated over $15.0 million of net revenues from regional technology services including systems integration, maintenance and support services provided to customers in the United Kingdom as well as regional vertical-market application software. The Company's vertical-market application software is installed at over 200 sites in the United Kingdom, primarily in Northern Ireland. The Company acquired its U.K.-based software technology businesses during the past three years in a number of transactions beginning with its acquisition in 1993 of the business that developed the UNIBOL36 system. The Company's acquisitions have generally provided it with favorable cash flows that, together with grants from the Northern Ireland government, have helped fund product development efforts for the UNIBOL systems.

         The Company's U.K.-based software technology businesses include a subsidiary that is a provider of hardware-independent computer maintenance, support and systems integration services in Northern Ireland. Approximately half of the Company's regional technology products and services revenues in fiscal 1996 were generated by this subsidiary. Through another U.K. subsidiary, the Company also provides computer products services to a variety of vertical markets, including distributors of large bulk products, certain manufacturing businesses and the public sector. The Company also provides in the United Kingdom training programs, custom-developed software for the AS/400 platform and general software consulting.

STRATEGY

         The Company's strategy for achieving future growth focuses on becoming a leading provider of platform-migration and software development tools for businesses and ISVs serving the business community. Key elements of this strategy include:

         Invest in product development. To enhance its current competitive advantage, the Company intends to continue to invest in product development with the goal of achieving timely product, feature-design and introduction cycles. Initially, the Company intends to focus on its UNIBOL400 system, including developing support for the COBOL/400 language and for Oracle and Informix databases, as well initiating its Windows NT platform-migration system for AS/400 applications software.

         Expand distribution channels. The Company intends to continue to emphasize distribution of its products through multiple distribution channels. It currently markets and sells its products directly through its U.S. and U.K.- based direct sales force, as well as a network of distributors in over 50 countries. The Company also believes that development of its current and future strategic relationships will be crucial to its success. The Company has entered into strategic relationships with major UNIX system vendors including, Hewlett Packard, Siemens Nixdorf, Data General, as well as international systems integrators including Fujitsu Ltd. and Bell Atlantic. With the introduction of its UNIBOL400 system, the Company has also begun to focus on marketing and selling through ISVs. The Company believes that its multi-channel distribution strategy enables it to effectively market its products and services to a wide range of potential customers.

         Acquire strategic businesses and technologies. The Company's growth to date has been largely attributable to its acquisition program. The Company intends to continue to seek opportunities to acquire businesses, products and/or technologies that it believes will complement its business operations. In its acquisition program the Company intends to leverage its expertise and distribution channels. In addition, the Company may seek to acquire certain component technologies that may provide opportunities to accelerate the Company's product development efforts.

         Diminish dependence on lower-margin businesses. To allow it to focus its resources where it believes the greatest growth and profit potential exist, the Company plans to diminish its dependence on the sale of computer equipment and installation services and its regional software products and services businesses, which generally operate with lower profit margins. The Company believes that this strategy will be consistent with its intent to continue to focus on strategic acquisitions.

PRODUCTS AND SERVICES

         The Company offers platform-migration software and development tools, payment processing systems and U.K. technology products and services.

         Platform-Migration Software and Development Tools

         To initiate migration, a user first loads source and executable components of the applications software from the proprietary system onto data tapes via the native save commands and peripherals. The UNIBOL system then loads these application files onto the new computing platform, creating libraries, source files, message files and data areas that contain build instructions for compiling the application source members. The UNIBOL system then executes the build instructions and recompiles application source files into native executable object code. After completing the testing and validation process, the applications software will be ready to run on the new computing platform.

         UNIBOL36. The UNIBOL36 system rehosts applications software written in RPG or COBOL, and related data, from IBM System/36 to UNIX systems. During each of the last three fiscal years, UNIBOL36 has been the Company's largest source of revenue from software sales and licenses.

         UNIBOL400. The UNIBOL400 system rehosts applications software written in RPG/400 from IBM AS/400 to UNIX systems. The Company released version 1.05, the first version released for wide--spread commercial distribution, in February 1996. The Company is developing enhancements to support Oracle and Informix databases, COBOL400 language and migration to Windows NT platforms.

         Payment Processing Systems

         Through the Company's acquisition of Smoky Mountain Technologies in April 1996, the Company now offers a variety of payment processing systems, including:

         Universal Payment Software ("UPS"). The UPS applications software facilitates transaction processing at merchant locations. The Product operates on a variety of hardware platforms including: personal computers, the Company's Universal Payment Adapter Master Controller and certain Electronic Cash Registers ("ECRs"). The UPS application software performs a variety of functions including credit, debit and purchase card transaction processing, check authorization and guarantee, signature capture and retrieval and address verification services.

         Universal Payment Adaptor Master Controller ("UPA Master"). The UPA Master is the hardware on which the UPS applications software operates. The UPA Master is a LAN Controller which supports up to 63 devices including the Company's Universal LAN Adapter and several types of POS Terminals.

         Universal Terminal Software ("UTS"). UTS software located at the payment transaction processor location is POS terminal based software that runs on different types of POS terminals but uses the same base software. This means only one base application needs to be maintained to make necessary changes to keep current with Host Processor and Industry regulations and changes.

         Universal LAN Adapter ("ULA"). ULA is a hardware device that supports multiple peripheral devices including POS Terminals, ECRs, printers and input devices and check readers and allows them to operate on a LAN supported by a UPA Master.

         Universal Payment Host ("UPH"). The UPH system resides on a PC located at the payment transaction processor (such as a bank or credit card processor). The UPH system collects data for authorization and settlement processing on the host computer.

         United Kingdom Technology Products and Services

         The following description summarizes other products and services offered by the Company in the United Kingdom.

         Distributex. The Distributex applications software is distribution management software used largely by distributors of large bulk products. This product is currently installed in over 200 U.K. sites, primarily at facilities involved in the British coal industry.

         Max. Max is general manufacturing business software that is licensed by the Company for resale under a renewable annual, royalty-bearing reseller license that is exclusive for Northern Ireland.

         Maintenance and Support. The Company provides hardware maintenance services, systems integration, training, and systems support, primarily in Northern Ireland.

MARKETING AND DISTRIBUTION

         The Company currently markets and distributes its products directly through its U.S. and U.K.-based direct sales forces, as well as indirectly through distributors and systems integrators, in over 50 countries. The Company has entered into strategic relationships with major UNIX hardware system vendors, including Hewlett-Packard, Siemens Nixdorf and Data General, as well as, international systems integrators, including Fujitsu Ltd. and Bell Atlantic. With the introduction of its UNIBOL400 system, the Company has also begun to focus on marketing and selling through ISVs. The Company believes that its multi-channel distribution strategy enables it to effectively market its products and services to a wide range of potential customers.

         Direct Sales Force

         As of year end, the Company's platform-migration software and development tools were sold directly through the Company's thirteen UNIBOL salespersons, who are supported by nine people on the Company's UNIBOL technical sales support staff. UNIBOL's direct sales force operates from the Company's offices in Belfast, Atlanta, Dallas and Los Angeles. The Company markets its UNIBOL products through direct mail, public relations and advertising programs, seminars, audio conferences, trade shows, newsletters and the Company's Internet homepage.

         For its U.K.-based technology products and services, the Company relies on seven people selling vertical-market software products and organizes its technology services business such that each service technician maintains a direct relationship with a portion of the Company's service customers. Marketing programs for these businesses vary by target customer.

         Distributors

         The Company relies on a network of distributors in over 50 countries who carry the Company's UNIBOL products. These distributors primarily consist of software consultants and systems integrators. The Company's distribution agreements typically provide for a one-year term and are terminable upon 30 days' notice by either party. Generally the Company's distributors do not hold inventory of UNIBOL products but will place orders for immediate shipment.

         The Company generally does not rely on distributors in its other businesses.

         Hardware Vendors

         The Company has various agreements with hardware vendors for its UNIBOL products including the following:

         Hewlett-Packard. The Company is a strategic partner in Hewlett-Packard's AS/400 Alternative worldwide migration program. This program provides funding for cooperative marketing programs use of Hewlett-Packard development equipment.

         Siemen's Nixdorf (SNI). SNI is an authorized distributor of UNIBOL products. SNI provides migration, training, system integration and ongoing support services for UNIBOL products which are bundled with their UNIX platform.

         Data General. The Company is an authorized ISV for Data General Aviion computer systems and is a strategic partner in Data General's worldwide competitive ISV recruitment program. This program provides the Company with access to cooperative marketing programs and applications software porting assistance.

         Independent Software Vendors

         According to industry sources, there are approximately 8,000 ISVs writing applications software for the AS/400 platform. The Company believes that these ISVs represent a promising distribution channel for the UNIBOL400 system. Using the UNIBOL400 system, ISVs offering AS/400 applications software will be able to offer their applications software in open systems and other portable platforms. By leveraging its reputation in the System/36 market and focusing on ISVs as resellers of UNIBOL400, the Company believes it can achieve market acceptance of UNIBOL400. Using the ISV distribution channel, the Company believes that it will derive licensing revenue from both the initial sale to the ISV of UNIBOL400 and subsequent license fees payable when an ISV licenses its migrated applications to end users.

         To date, the Company has entered into licensing agreements with seven ISV's providing applications software that the Company believes represents significant software tools in their respective industry, often including mission-critical, enterprise-wide applications for a specific vertical market. These ISVs and their respective industries include HTE, Inc. (public sector), Artesia Data Systems, Inc. (oil and gas) and Cass Logistics Inc. (transportation). Generally, the Company's UNIBOL distributor agreements are nonexclusive with a one-year term, terminable by either party on 30 days' notice. Typically, an ISV will make a minimum license and support payment to the Company for migrating the ISV's applications software to a new computing platform and additional amounts for each user of the ISV's applications software running under the UNIBOL 400 system.

SUPPLIERS

         The Company is not dependent on any single third party vendor or supplier for its products.

COMPETITION

         Platform-Migration Software and Development Tools. The market for the Company's migration software applications is highly competitive. The Company believes that the principal competitive factors in this business include product performance, time to market for new product introductions, adherence to industry standards, price, and marketing and distribution resources. The Company believes that it competes favorably in all of these categories. The Company faces direct competition primarily from the following vendors who sell competitive software: PKS Software GmbH, Financial Technologies, Inc., Universal Software, Emphasys Software and Raconix. In addition, the Company faces competition from companies that provide other migration solutions such as refacing, re-engineering and packaged software applications.

         Payment Processing Systems. The market for the Company's payment processing systems is highly competitive. The Company believes that the principal competitive factors include the ability to provide a comprehensive, integrated payment processing system, product performance, time to market for new product introductions, adherence to industry standards, price, marketing and distribution resources. The Company believes that it competes favorably in all of these categories. The Company faces competition from vendors of payment processing software, hardware and systems including Verifone, Checkmate, Atomic, IC Verify, Banktec and Open Systems.

         United Kingdom Technology Products and Services. The Company is one of the largest service and maintenance providers in Northern Ireland and a leading provider of certain custom software applications in the United Kingdom. The market for the Company's U.K. technology products and services business is competitive due primarily to low barriers to entry. The Company believes that the primary competitive factors include familiarity with local customs and practices, price and reputation.

PRICING

         The Company believes its products are priced competitively with similar products on the market offered by competitors.

PRODUCT DEVELOPMENT

         In addition to amounts reimbursed by government grants or capitalized in accordance with Statement of financial Accounting Standards no. 86, the Company incurred research and development costs of approximately $570,000 and $215,000 in 1996 and 1995 respectively. Grant reimbursements were $389,000 and $369,000 in 1996 and 1995 respectively. Capitalized software development costs were $2,684,408 (including

$1,000,000 of purchased software) and $1,067,783 during 1996 and 1995 respectively, with amortization of $678,902 and $305,113 during the same periods.

         The Company's UNIBOL product development staff consists of 12 employees in Belfast, Northern Ireland. Of these, three are devoted primarily to development of support for the COBOL/400 language, two are focused on integrating Oracle and Infomix database support into the UNIBOL400 product, three on development of a Query/400 style data access tool, and four on product testing and error control and correction. In the second half of fiscal 1997, the Company intends to devote three of its product development staff to development of support for Windows NT.

         The Company anticipates supporting Windows NT by implementing a client/server version of its UNIBOL400 product, with a windows95 or Windows NT desktop PC client networked to a server running Windows NT and supporting
object linking and embedding (OLE) technology.   Following the release of the
client/server version of UNIBOL400 for Windows NT, the Company plans to develop an object oriented application framework for use in the development and deployment of commercial applications.

INTELLECTUAL PROPERTY

         The Company's performance is dependent to a large extent on its ability to protect its proprietary interest in its software products. The Company maintains industry standard safeguards against the unauthorized distribution of the source code for its products. The Company only licenses and distributes object code versions of UNIBOL36 and UNIBOL400 products to its customers. UNIBOL36 and UNIBOL400 object code versions are protected against unauthorized use by means of unique passwords assigned to each user by the Unibol division during the installation process on the customer's computer.

SIGNIFICANT CUSTOMERS

         The Company continually seeks new customers for its products and is not particularly dependent on any individual customer for current or future revenues. No customer accounted for more than 10% of the Company's total sales during fiscal year ending February 29, 1996.

BACKLOG

         As of February 29, 1996 the Company had no significant backlog.

EMPLOYEES

         As of February 29, 1996, the Company employed approximately 198 persons on the basis of full-time equivalent employment including 36 persons in sales, marketing, and related activities; 137 persons in software development and customer support operations; and 25 persons in general administration and finance.

         None of the Company's employees is represented by a labor union and the Company believes that its relationships with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

         Approximately 88% of the Company's revenues are derived from activities in the United Kingdom. In view of the locations of the international activities, the Company does not believe that there are any special risks beyond normal business risks attendant to its activities abroad. See
Note 12 and Note 15 to the consolidated financial statements.

ITEM 2.  PROPERTIES

         The Company currently operates out of two primary facilities in Belfast, Northern Ireland and four facilities in the United States. The Company leases approximately 30,000 square feet in Belfast, Northern Ireland, at an annual cost of approximately $223,000 under a long term lease expiring in December 2000. The Company owns another facility in Belfast under a ten-year variable interest rate mortgage loan with an outstanding principal balance as of February 29, 1996 of $654,075. Annual payments on this loan are approximately $69,200. In addition to its two Belfast facilities, the Company leases office space in Georgia, California and Texas at an aggregate cost of approximately $5,500 per month. The Company believes that its current facilities are either adequate to meet the Company's needs for the foreseeable future or that adequate space is readily available in all geographical areas in which the Company does business.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation and, to management's knowledge, no material litigation is threatened against the Company. No material pending legal proceedings are directed against the Company, other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended February 29, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         On May 9, 1988, the Company began reporting transactions in the Common Stock on the Nasdaq SmallCap Market. On August 1, 1995, the Common Stock began trading on the Nasdaq National Market under the symbol UCMP. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq. Such quotations do not include retail mark ups, mark downs, or other fees or commissions.

                                                                            HIGH          LOW
              FISCAL YEAR 1996
              Fourth Quarter ended February 29, 1996  . . . . . . .         $8.50         $6.88
              Third Quarter ended November 30, 1995 . . . . . . . .          6.38          5.38
              Second Quarter ended August 31, 1995  . . . . . . . .          6.75          5.38
              First Quarter ended May 31, 1995  . . . . . . . . . .          4.50          3.19

              FISCAL YEAR 1995
              Fourth Quarter ended February 28, 1995  . . . . . . .         $3.75         $3.00
              Third Quarter ended November 30, 1994 . . . . . . . .          3.88          2.88

              Second Quarter ended August 31, 1994  . . . . . . . .          3.88          2.13
              First Quarter ended May 31, 1994  . . . . . . . . . .          5.29          4.04
              FISCAL YEAR 1994
              Fourth Quarter ended February 28, 1994  . . . . . . .         $6.00         $4.00
              Third Quarter ended November 30, 1993 . . . . . . . .          7.38          4.88
              Second Quarter ended August 31, 1993  . . . . . . . .          8.44          3.12
              First Quarter ended May 31, 1993  . . . . . . . . . .          4.19          3.25


         On June 7, 1996, the last reported sale price of the Common Stock on the Nasdaq National Market was $7.50 per share. As of June 7, 1996, there were approximately 589 holders of record of the Common Stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

         The Company has never paid dividends on its Common Stock, and presently intends to retain any future earnings to finance its operations and expand its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statement of operations for each of the three years in the period ended February 29, 1996 and with respect to the Company's balance sheet data at February 28, 1995 and February 29, 1996 are derived from the audited consolidated financial statements of the Company, included elsewhere herein and are qualified by reference to such Consolidated Financial Statements and Notes relating thereto. The selected financial data with respect to the statement of operations data for February 28, 1993 and 1992 and the balance sheet data at February 29, 1992, February 28, 1993 and February 28, 1994 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                     FOR THE FISCAL YEARS ENDED
                                               FEB. 29,       FEB. 28,        FEB. 28,        FEB. 28,       FEB. 29,
                                                 1992           1993            1994            1995           1996
                                                 ----           ----            ----            ----           ----
 STATEMENT OF OPERATIONS DATA:                                (in thousands, except per share amounts)
 Net revenues  . . . . . . . . . . . . .      $ 1,452        $  2,799       $ 12,158       $  17,799       $  21,305
 Gross profit  . . . . . . . . . . . . .          380           1,012          6,759          11,633          13,562
 Selling general and admin. expenses . .          687             848          4,583           8,754          10,335
 Operating income (loss) . . . . . . . .         (353)           (997)         1,580           2,236           2,533
 Other expense (income), net . . . . . .          (15)            (17)           139              89             275
 Net income (loss) . . . . . . . . . . .         (552)           (980)         1,186           1,638           2,062
 Net income (loss) per share . . . . . .      $ (0.21)       $  (0.31)      $   0.29        $   0.39       $    0.44
 BALANCE SHEET DATA:
 Working capital (deficit) . . . . . . .      $  (164)       $   (391)      $    660        $   (513)      $   1,351
 Total assets  . . . . . . . . . . . . .          720           1,550          7,286           9,605          15,951
 Long-term debt  . . . . . . . . . . . .            0             109          1,798             869           3,275
 Total stockholders' equity  . . . . . .          (41)            (35)         1,832           3,339           6,007

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
               RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Except for the historical information contained herein, this Form 10-K contains forward-looking statements that are subject to risks and uncertainties including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices as well as other factors discussed in
Note 15 of the Notes to the Consolidated Financial Statements. These and other factors may cause actual results to differ materially from those anticipated.

OVERVIEW

         The Company markets its products and services domestically and internationally. For the fiscal years ended February 29, 1996 and February 28, 1995 and 1994, revenues from outside the United States constituted 87.6%, 87.2% and 78.7%, respectively, of net revenues. The majority of these revenues were from sales made and services rendered in the United Kingdom.

         In future periods, the Company intends to diminish dependence on sales of computer equipment which has relatively low gross margins and focus on software license sales of the Company's products which has significantly higher gross margins. In addition, gross margins on license sales can increase significantly as the total license sales increase above the initial cost of development. The Company anticipates that overall gross margins will improve as revenues from the sale of application software become a greater percentage of total revenues.

         Cost of sales for software license revenues include the amortized portions of each product's capitalized development costs, as well as any royalties payable on embedded technologies. Cost of sales for computer equipment revenues consist of the actual cost of the products sold. Costs for maintenance, support and other services include supplies and parts, subcontractors and other direct costs of delivering the products and services except for the salary costs, which are included in Selling, General and Administrative costs.

         Selling, General and Administrative costs include salaries and related costs for all staff (excluding capitalized product development), travel, internal equipment costs, premises, marketing, as well as general office and administrative costs. Although the Company expects the dollar amount of these expenses to increase as the company grows, it anticipates that these expenses will stabilize or decrease as a percentage of net revenue.

RESULTS OF OPERATIONS


COMPARISON OF FISCAL YEAR ENDED FEBRUARY 29, 1996 TO FEBRUARY 28, 1995

REVENUES

         Revenues for the fiscal year ended February 29, 1996 were $21.3 million compared to $17.8 million for fiscal year ending February 28, 1995, an increase of $3.5 million, or 19.7%. Revenues from foreign operations, principally in the United Kingdom, increased to $18.7 million in 1996 from $15.5 million in 1995, or 20.1%, and revenues in the United States increased to $2.6 million in 1996 from $2.3 million in 1995, or

16.6%. The overall increase was primarily attributable to growth in custom developed software, equipment sales and implementation services, and maintenance and support services.

         Equipment sales increased $1.4 million or 34.2% to $5.5 million in 1996 from $4.1 million in 1995 principally due to a large sale to British Coal and the acquisition of the operations of Advec Limited in the United Kingdom in August 1995.

         Revenues from software sales increased slightly to $4.6 million in 1996 compared to $4.4 million in 1995. Management anticipates that software sales in future periods will steadily increase as UNIBOL400 which was made available for general release during the fourth quarter of fiscal year 1996 gains market acceptance. The Company believes that the future market demand for UNIBOL36 will begin to decline as the product life cycle reaches maturity. It is anticipated, however, that the growth in the licensing activity of UNIBOL400 will exceed any reduction in revenues from the sale of UNIBOL36.

         Maintenance and support services increased $1.6 million or 25.1% to $8.0 million in 1996 from $6.4 million in 1995 due principally to an increase in revenues arising from the acquisition of Advec Limited, the effects of a full year of revenue from CI Computer Software Limited ("CICS") which was acquired in the United Kingdom in September 1994, and the Company's gaining of an overall increased market share in Northern Ireland.

         Custom developed software and implementation revenue increased $.8 million or 33.2% to $3.2 million in 1996 from $2.4 million in 1995 due principally to an increase in revenues of approximately $.6 million as a result of a full year of revenues from CICS in 1996.

         The above increases were partially offset by the elimination of sound system revenues for fiscal year ended February 29, 1996 as a result of the divestiture of Dominion Sound Systems, Plc. ("Dominion") in November 1994.

COST OF SALES

         Cost of sales for equipment and software increased to $5.9 million in 1996 from $4.8 million in 1995, an increase of 23.2%. Gross profit from equipment and software sales declined to 41.4% in 1996 from 43.9% in 1995 due primarily to increased amortization on capitalized software based on the first release of UNIBOL400 in the fourth quarter of fiscal year ended February 29, 1996, and general declining margins on the sale of equipment.

         Cost of sales for maintenance and support increased to $1.8 million in 1996 from $1.1 million in 1995, or 72.4%. Gross profit from maintenance and support declined to 83.7% in 1996 from 87.9% in 1995 due principally to reduced profits from the increased market competitiveness in the maintenance and support market.

OPERATING EXPENSES

         Selling, general and administrative expenses for the fiscal year ended February 29, 1996 were $10.3 million compared to $8.8 million in fiscal year ended February 28, 1995, an increase of $1.6 million, or 18.1%. This increase is primarily related to increased salaries and related costs due to the full year effect of the CICS acquisition for 1996 and the effect from additional expenses from the date of acquisition of Advec

Limited. Selling, general and administrative expenses as a percent of revenue remained relatively consistent (48.5% in 1996 verses 49.2% in 1995).

         Depreciation was $695,000 in the fiscal year ended February 29, 1996 as compared to $643,000 for the prior year representing normal growth in assets comparable to that of the entire business.

OTHER EXPENSES

         Other expenses, net were $275,000 in 1996 as compared to $89,000 in 1995. The interest expense component increased to $233,000 in 1996 from $213,000 in 1995. The increase in interest expense is due to the issuance of $2,000,000 principal amount, 7% convertible notes in December 1995. The proceeds from the convertible notes were used to acquire the rights to certain development software to be embedded in the UNIBOL400 product and for general working capital purposes. The Company also initiated new borrowings in the United Kingdom related to the acquisition of a new building for Company operations in Belfast Northern Ireland. Other income for 1995 included the gain on the disposition of Dominion of $154,000.

TAXES

         The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 8.7% and 23.8% for the years ended February 29, 1996 and February 28, 1995, respectively. Substantially all of the tax expense recorded in 1995 ($509,000) related to the operations in the United Kingdom. Approximately $450,000 of tax expense has been recorded in the United Kingdom for 1996. Additionally, approximately $50,000 of expense has been recorded in the United States for certain state taxes and federal alternative minimum taxes. In 1996 tax expense was reduced by approximately $302,000 related to the elimination of the deferred tax asset valuation allowance related to the United States net operating loss carryforward. Based on the earnings history and projected future taxable income, management determined that it was more likely than not that the balance of the deferred tax asset would be realized in future periods. Due to the elimination of the deferred tax asset valuation allowance, the effective income tax rate in future periods is expected to significantly increase.

NET INCOME AND EARNINGS PER SHARE

         Net income increased $424,000, or 25.9%, from fiscal year ended February 28, 1995 to fiscal year ended February 29, 1996. Earnings per share increased to $.44 in 1996 from $.39 in 1995. Earnings per share for fiscal year ended February 29, 1996 is based upon an increased number of shares outstanding due to the issuance of 162,198 shares in 1996 (primarily from the exercise of employee stock options granted in 1993) and the effects of the number of shares that would be outstanding assuming the conversion of options and warrants. In 1995 the conversion effect of options and warrants provided a dilution of less than 3% and therefore their effect was not included in the weighted average number of shares.

COMPARISON OF FISCAL YEAR ENDED FEBRUARY 28, 1995 TO FEBRUARY 28, 1994

REVENUES

         Revenues for the fiscal year ended February 28, 1995 were $17.8 million compared to $12.2 million for fiscal year ending February 28, 1994, an increase of $5.6 million, or 46.4%. Revenues in the United Kingdom increased to $15.5 million in 1995 from $9.6 million in 1994, or 62.3%. This increase is primarily due to the inclusion of the ICS Computing Group ("ICS") revenues of $14.5 million for an entire year in 1995 compared to $9.1 million for only nine months of 1994. Other increases were due to the inclusion of revenues from CICS of approximately $533,000 which was acquired in September 1994 and increases in software license and maintenance fees. These increases were offset by a decrease in revenues in the United States to $2.3 million in 1995 from $2.6 million in 1994, or 12.3%, which was principally due to decreases in revenues from the Union Automation Software Division to $182,000 in 1995 from $389,000 in 1994. This decrease was due to increased competition resulting in lower priced hardware and correspondingly lower maintenance fees.

         Equipment and software sales increased $2.5 million or 42.0% to $8.5 million in 1995 from $6.0 million in 1994. Maintenance and support services increased $3.1 million or 55.9% to $8.8 million for 1995 from $5.6 million in 1994. These increases are due principally to the inclusion of ICS for an entire year for 1995 compared to nine months for 1994. Sound system revenues decreased to $468,000 in 1995 from $503,000 in 1994 due to the disposition of Dominion Sound Systems in November 1994.

GROSS PROFIT

         Gross profits increased to $11.6 million in 1995 from $6.8 million in 1994. Gross profit percentages were 65.4% in 1995 as compared to 55.6% in 1994. The increase in gross profit is attributable to higher sales volume and higher profit margin of software sales and training and support due principally to the acquisition of ICS and continued growth of the operations in the United Kingdom.

OPERATING EXPENSES

         Selling, general and administrative expenses increased to $8.8 million in 1995 from $4.6 million in 1994, or 91%. Depreciation also increased slightly from $596,000 in 1994 to $643,000 in 1995. These increases are due principally to the inclusion of ICS for the entire year in 1995.

OTHER EXPENSES

         Other expenses were $139,000 in 1994 compared to $89,000 in 1995. The interest expense component increased from $174,000 in 1994 to $213,000 in 1995 due principally to a full year of debt service on the purchase of ICS. Other income in 1995 included the gain on disposal of Dominion of $154,000.

TAXES

         The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 23.8% and 17.7% for the years ended February 28, 1995 and February 28, 1994, respectively. Substantially all of the tax expense recorded in 1995 and 1994 related to the operations in the United Kingdom because all United States taxable income was offset by the United States net operating loss carryforward. During 1994, the Company utilized all remaining tax loss carryforwards in the United Kingdom, as such, the effective income tax rate increased from 1994 to 1995.

NET INCOME AND EARNINGS PER SHARE

         Net income increased $452,000, or 38.1%, from fiscal year ended February 28, 1994 to 1995. The increase in net income is attributable principally to the growth in the operations in the United Kingdom. Earnings per share increased to $.39 in 1995 from $.29 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced significant growth since fiscal year 1994, with revenues growing from $12,157,833 to $21,305,287 for fiscal year 1996. During this period, the Company has financed its cash requirements primarily through operations, private placement of debt and equity securities, bank financing, grants from the government of Northern Ireland and acquisition financings.

         At February 29, 1996 the Company had $1.2 million in cash and equivalents as compared to $83,000 at February 28, 1995. The increase in cash and equivalents as compared to February 28, 1995 is due principally to proceeds from the issuance of convertible notes in December 1995.

         Cash provided by operations of $2.6 million for fiscal year ended February 29, 1996 compared to $2.7 million for fiscal year ended February 28, 1995 remained consistent.

         During 1996, the Company expended $1.5 million for capital improvements including approximately $.6 million for a new building in the United Kingdom. The Company also expended $1 million to purchase the source code for a database which is embedded in the UNIBOL400 product. Other significant investing expenditures in 1996 included the purchase of Advec Limited, and increased capitalization of internally developed software costs (approximately $.6 million) principally due to an increase in effort to bring the UNIBOL400 product to general availability.

         The Company issued $2.0 million in convertible notes in December 1996. The convertible notes bear interest at the rate of 7% per year and are due and payable (if not otherwise converted) on December 19, 1997 and are convertible at the holder's option as follows: 20% of the principal and accrued interest are convertible 61 days after issuance with an additional 20% convertible each subsequent 10 days into shares of common stock at the lesser of $5.75 per share or 85% of the market price of the common stock on the date of conversion. As of February 29, 1996, $20,000 in principal and the related accrued interest thereon had been converted into 3,478 shares of common stock. In connection with the addition of the new building in the United Kingdom, the Company secured a variable interest mortgage of approximately $690,000. Other significant sources of cash from financing activities include, additional borrowings on the short term line of credit in the United Kingdom (approximately $417,000) and proceeds from the exercise of stock options (approximately $618,000).

         The Company received grants to fund research and development from the government of Northern Ireland in the amounts of approximately $389,000, $369,000, and $285,000 for fiscal years ended 1996, 1995 and 1994, respectively. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future, however, there is no assurance that the Company will be able to continue to receive such grants.

         The Company believes that the cash generated from increased profitability together with borrowings, if necessary, will be sufficient to meet its working capital needs both on a short and long term basis. However, the Company's capital needs will depend on many factors, including the Company's ability to maintain the upward trend of profitable operations, the need to develop and improve products, and various other factors. Depending on its working capital requirements, the Company may seek additional financing through debt or equity offerings in the private or public markets at any time. The Company's ability to obtain additional financing will depend on its results of operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets.

SEASONALITY AND INFLATION

         The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income could be expected to vary. Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. The Company believes that these have not had a material effect on the Company's operations or its financial condition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-22 attached hereto and incorporated herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The Company's directors and executive officers are as follows:

             NAME                                   AGE    POSITION
             ----                                   ---    --------
             Stephen A. Hafer  . . . . . . . .       47    Chairman of the Board of Directors, President
                                                           and Chief Executive Officer and acting Chief
                                                           Financial Officer
             J. Patrick Henry  . . . . . . . .       43    President of Unibol, Inc. and Director
             Ian Graham  . . . . . . . . . . .       48    Managing Director of Unibol, Ltd.
             Nelson J. Millar  . . . . . . . .       58    Director
             Thomas Zimmerer . . . . . . . . .       54    Director

         Stephen A. Hafer. Mr. Hafer currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, positions he has held since January 1993. From July 1990 to January 1993, Mr. Hafer was the Company's Chief Financial Officer. Mr. Hafer has been Chairman of the Board of Linder Financial Corporation, an asset based lending company, since November 1994. Mr. Hafer holds a B.S. in Accounting from Florida State University. As of June 1, 1996 Mr. Hafer is acting Chief Financial Officer until such time as a permanent CFO can be located.

         J. Patrick Henry. Mr. Henry has been President of the Company's North and South American UNIBOL operations since January 1992. Mr. Henry first joined the Company in March 1991 as Vice President of Sales after 7 years of data processing experience as Marketing Manager at Burroughs Corporation. Mr. Henry holds a B.S. in Industrial Management from Georgia Tech. and an MBA in Finance from Georgia State University.

         Ian Graham. Dr. Graham has been Managing Director of the Company's European UNIBOL operations, including overseeing development of the UNIBOL products since 1980. He holds a Ph.D. in Electronic Engineering from Queens University in Belfast.

         Nelson J. Millar. Mr. Millar has been a Director of the Company since November, 1994. Mr. Millar has been the President and owner of Trafalgar Management Consultants in Belfast, Northern Ireland since 1993. Mr. Millar acted as the Managing Director of the group of companies acquired in May 1993 by the Company, which included the developer of the UNIBOL products. From 1976 to 1993 Mr. Millar was the Managing Director of the Northern Ireland systems, maintenance and systems integration business acquired by the Company.

         Thomas Zimmerer. Dr. Zimmerer has been a Director of the Company since May 1994. Dr. Zimmerer holds the Allen and Ruth Harris Chair of Excellence in Business, and has served as Professor of Management, at East Tennessee State University since 1993 and was previously on the faculty of Clemson University from 1987 through 1993. Dr. Zimmerer co-founded Clemson University's Emerging Technology and Marketing Center and has co-authored eight books and over 90 articles and professional papers. In addition, he has served as a consultant to over 75 U.S. and foreign corporations. Dr. Zimmerer holds a B.S.B.A. in Management and Economics from the American University in Washington, D.C., an M.S. in Economics from Louisiana State University and a Ph.D. in Management from the University of Arkansas.

OTHER KEY EMPLOYEES

         In addition to the executive officers named above, the Company considers the following individuals.

         Samuel James Frazer. Mr. Frazer has been Managing Director of CI Computer Software Ltd. in Northern Ireland since its incorporation in 1986.

         David Mawhinney. Mr. Mawhinney has been Managing Director of ICS Computing Limited since May 1993. Mr. Mawhinney originally joined ICS Computing in 1980.

         Ken Roulston. Mr. Roulston has been Managing Director of C.M.I. since 1993. Mr. Roulston is an advisor to the Board of the Interactive Systems Centre which is part of the University of Ulster and is involved in the research of emerging technologies.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Board of Directors has established a Compensation Committee, consisting of its two outside directors, Mr. Millar and Dr. Zimmerer, and an Audit and Nominating Committee, consisting of Mr. Millar, Dr. Zimmerer and Mr. Hafer.

         The Compensation Committee establishes the Company's general compensation policies and the Company's compensation plans and specific compensation levels for executive officers, and administers the UniComp, Inc. Long-Term Incentive Plan.

         The Audit and Nominating Committee recommends the appointment of the Company's independent auditors and reviews the Company's corporate accounting and reporting practices, internal accounting controls, audit plans and results, investment policies and financial results. The Audit and Nominating Committee also makes recommendations to the Board of Directors concerning candidates for election as directors.

COMPENSATION OF DIRECTORS

         Nonemployee directors of the Company receive 200 shares of restricted Common Stock as compensation for their services as directors and are reimbursed for expenses incurred in attending Board of Directors meetings.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company to its Chief Executive Officer for the three fiscal years ended February 29, 1996. Other than Mr. Hafer, no executive officer of the Company received total compensation in excess of $100,000 for the fiscal year ended February 29, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                                                          OTHER ANNUAL
                                                                                          COMPENSATION
            NAME AND PRINCIPAL POSITION                 YEAR         SALARY ($)              ($)(1)
 Stephen A. Hafer  . . . . . . . . . . . . . . .        1996            100,000                 -0-
   Chief Executive Officer                              1995            $63,000             $12,000
                                                        1994            $10,500             $12,000
- ---------------

(1) In fiscal year 1994 and 1995, Mr. Hafer received $1,000 per month for his services as a Director of the Company.

STOCK OPTION GRANTS

    The Company did not grant any stock options to its executive officers during the Fiscal year ended February 29, 1996.

STOCK OPTION VALUES

    The following table sets forth, as of February 29, 1996, certain information regarding unexercised options held by the Chief Executive Officer. As of that date, no stock options had been exercised by the Chief Executive Officer.

                         FISCAL YEAR-END OPTION VALUES

                                      NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                     UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS AT
                                    OPTIONS AT FISCAL YEAR-END                FISCAL YEAR END ($)(1)
 NAME                            EXERCISABLE         UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
 Stephen A. Hafer  . . .           37,500               112,500             $157,125           $471,375

- -----------------------

(1) Represents the $7.50 closing sale price of the Common Stock on June 7, 1996 minus the per share exercise price of the options multiplied by the number of shares issuable upon exercise of the option.

LONG-TERM INCENTIVE PLAN

    In 1993, the Company adopted the LTI Plan to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,200,000 shares of Common Stock available for award under the LTI Plan. As of February 29, 1996 the Company had granted options to purchase 992,500 shares of common stock, of which, 162,500 have been exercised and 257,500 have been forfeited. There are currently 465,000 shares available for future grant under the LTI Plan.

    The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the total number and type of award granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

    Stock Option Grants. The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the Common Stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term. Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires 10 years from the date of grant or, if earlier, three months after the optionee's termination of service, other than termination for cause, with the Company or three years after the optionee's death or disability. As of February 29, 1996 the Company has granted options to purchase 992,500 shares of Common Stock under the LTI Plan, of which, 162,500 have been exercised and 257,500 have been forfeited.

    Stock Appreciation Rights. The Compensation Committee may grant SARs separately or in tandem with a stock option award. A SAR is an incentive award that permits the holder to receive (per share covered thereby) an amount equal to the amount by which the fair market value of a share of Common Stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted (the base price). Under the LTI Plan, the Company may pay such amount in cash, in Common Stock or a combination of both. Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR. A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability. A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan. No SARs have been granted under the LTI Plan.

    Restricted Stock Awards. The Compensation Committee is authorized under the LTI Plan to issue shares of restricted Common Stock to eligible participants on such terms and conditions and subject to such restrictions, if any, as the Compensation Committee may determine. No restricted stock awards have been granted under the LTI Plan.

    Performance Shares. The Compensation Committee is authorized under the LTI Plan to grant performance share units to selected employees. Typically each performance share unit will be deemed to be the equivalent of one share of Common Stock. No performance shares have been awarded under the LTI Plan.

    Divided Equivalents. The Compensation Committee may also grant dividend equivalent rights in conjunction with the grant of options of SARs. Dividend equivalent rights entitle the holder to receive an additional amount of Common Stock upon the exercise of the underlying option or SAR. No dividend equivalents have been awarded under the LTI Plan.

ITEM 12.  PRINCIPAL SHAREHOLDERS

    The following table sets forth as of June 7, 1996, certain information regarding the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) the Company's Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown.

                   NAME AND ADDRESS OF                                   SHARES                   PERCENT BENEFICIALLY
                     BENEFICIAL OWNER                             BENEFICIALLY OWNED                      OWNED(1)
      ------------------------------------------------------------------------------------------------------------------
 Stephen A. Hafer(2) . . . . . . . . . . . . . . . . .           1,238,500                               23.43%
   1800 Sandy Plains Parkway
   Suite 305
   Marietta, Georgia  30066
 J. Patrick Henry(3) . . . . . . . . . . . . . . . . .             282,500                                5.37%
   1800 Sandy Plains Parkway
   Suite 305
   Marietta, Georgia  30066
 Thomas Zimmerer . . . . . . . . . . . . . . . . . . .              11,400                                0.22%
 Nelson J. Millar  . . . . . . . . . . . . . . . . . .               3,200                                0.06%
 All directors and executive officers as a group
       (6 persons) . . . . . . . . . . . . . . . . . .           1,535,600                               29.26%

- -----------------------

(1) Pursuant to the rules of the Securities and Exchange Commission, in calculating the percentage ownership, shares of Common Stock subject to options exercisable within 60 days of the date of this table are deemed to be outstanding shares and beneficially owned by the holder of such options, but options owned by others (even if exercisable within 60 days) are deemed not to be outstanding shares.
(2) Includes 300,000 shares held by Arccom Technologies, Inc. of which Mr. Hafer is President and majority shareholder; 400,000 shares held by Linder Financial Corporation of which Mr. Hafer is Chairman of the Board and a majority shareholder; and 1,000 shares held by Foutz & Associates, Inc., a company owned by Mr. Hafer's wife. Also includes 37,500 shares subject to options exercisable within 60 days. Mr. Hafer has sole voting and investment power with respect to these shares.
(3) Includes 12,500 shares subject to options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Accounts and other receivables from related parties at February 29, 1996 and February 28, 1995 are comprised of $362,474 and $197,674, respectively, due from affiliated companies controlled by the President and Chief Executive Officer which have borrowed funds from the Company principally in the form of unsecured 10% notes which mature within one year from February 29, 1996.

    In fiscal year 1995 the Company issued 6,600 shares of Common Stock to Dr. Thomas Zimmerer, a director of the Company, in exchange for independent consulting services Dr. Zimmerer performed for the Company.

    On April 15, 1993, an affiliated company controlled by Mr. Hafer exercised a warrant to purchase 250,000 shares of the Company's Common Stock at $0.20 per share.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of the Form 10-K

         (1)     Financial Statements

                 Report of Independent Accountants

                 Consolidated Balance Sheets as of February 29, 1996 and
                   February 28, 1995

                 Consolidated Statements of Operations for the years ended
                   February 29, 1996, and February 28, 1995 and 1994.

                 Consolidated Statements of Stockholders' Equity for the
                   years ended February 29, 1996, and February 28, 1995 and
                   1994.

                 Consolidated Statements of Cash Flow for the years ended
                   February 29, 1996 and February 28, 1995 and 1994.

                 Notes to Consolidated Financial Statements

         (2)     Financial Statement Schedules

                 Schedule II - Valuation and qualifying accounts

         All other schedules have been omitted as the required information is not applicable, the amounts are not significant or the information is set forth in the Financial Statements or the Notes thereto.

(b)      Reports on Form 8-K:  None.

(c)      Exhibits:

         3.1 Certificate of Incorporation and Bylaws of registrant (previously filed with Form S-18 filed April 15, 1986 and incorporated herein by reference).

         3.2 Amendment to Certificate of Incorporation changing the registrant's name from Liberty Ventures, Ltd. to UniComp, Inc. (previously filed with Form S-18, filed April 15, 1986 and incorporate herein by reference).

         10.1 End-User Purchase Agreement between the registrant and Hewlett Packard dated November 4, 1993 (previously filed with Form 10-K/A amendment #2 for the fiscal year ended February 28, 1993 and incorporated herein by reference).

         10.2 Business Partner Agreement between the registrant and IBM dated April, 1993 (previously filed with Form 10-K/A amendment #2 for the fiscal year ended February 28, 1993 and incorporated herein by reference).

         10.3 Agreement between the registrant and Siemens Nixdorf (previously filed with Form 10-K for the fiscal year ended February 28, 1995 and incorporated herein by reference).

         10.4 Agreement for sale of a business between the registrant and Euro Software Limited dated September 25, 1995 for the acquisition of the assets of Advec Limited.

         10.5 Offshore Warrant Agreement between the registrant and First Bermuda Securities Limited dated December 20, 1995

         10.6 Form of 7% Convertible Promissory Notes dated December 20, 1995 issued by the registrant to certain offshore investors.

         21.1 Subsidiaries of the Registrant (previously filed with Form 10-K for the fiscal year ended February 28, 1995 and incorporated herein by reference).

         23.1    Consent of Coopers & Lybrand L.L.P.

         27.1    Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICOMP, INC.

June 7, 1996                        By:   /s/ Stephen A. Hafer
                                          ---------------------------
                                          Stephen A. Hafer, President

         Pursuant to the requirements of the Securities Exchange Act of 1993, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Stephen A. Hafer                                                 6/7/96
- --------------------------------------------                    ----------------
Stephen A. Hafer                                                      Date
Chairman, President, Chief Financial Officer
  and Chief Executive Officer


/s/ J. Patrick Henry                                                 6/7/96
- --------------------------------------------                    ----------------
J. Patrick Henry                                                      Date
Director


/s/ Dr. Thomas W. Zimmerer                                           6/7/96
- --------------------------------------------                    ----------------
Dr. Thomas W. Zimmerer                                                Date
Director


/s/ Nelson Millar                                                    6/7/96
- --------------------------------------------                    ----------------
Nelson Millar                                                         Date
Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of UniComp, Inc. and Subsidiaries:

We have audited the consolidated financial statements and the financial statement schedule of UniComp, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniComp, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Atlanta, Georgia
May 23, 1996

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
February 29, 1996 and February 28, 1995




                                                     FEBRUARY 29,  FEBRUARY 28,
                                                        1996           1995
                    ASSETS
Current assets:
 Cash and cash equivalents                           $ 1,206,831    $   82,606
 Accounts and other receivables:
   Trade, net of allowance of $123,878 and
     $127,006 in 1996 and 1995, respectively           4,378,833     3,468,003
   Receivables from related party                        362,474       197,674
   Other receivables                                     190,408       259,528
 Inventories                                             604,971       500,670
 Prepaid expenses                                        852,050       456,875
 Other                                                   156,457         9,228
                                                     -----------    ----------
       Total current assets                            7,752,024     4,974,584
                                                     -----------    ----------
Property and equipment, net                            2,269,749     1,503,690
                                                     -----------    ----------
Other assets:
 Acquired and developed software,
   net of accumulated amortization of
   $1,368,321 and $689,419 in 1996
   and 1995, respectively                              4,794,838     2,789,332
 Goodwill, net of accumulated amortization
   of $57,345 and $0 in 1996 and 1995,
   respectively                                          694,489       332,829
 Deferred tax asset                                      348,638       540,000
 Valuation allowance                                           -      (540,000)
 Other                                                    91,667         4,816
                                                     -----------    ----------
       Total other assets                              5,929,632     3,126,977
                                                     -----------    ----------
       Total assets                                  $15,951,405    $9,605,251
                                                     ===========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
February 29, 1996 and February 28, 1995




                                                 FEBRUARY 29,          FEBRUARY 28,
                                                    1996                   1995
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 1,938,057            $1,212,370
  Accrued expenses                                 1,014,149               896,536
  Deferred revenues                                1,597,864             2,298,826
  Line of credit                                   1,078,933               661,750
  Income taxes payable                               127,031               198,500
  Other accrued taxes                                393,915                12,525
  Current portion of notes payable                   250,840               206,881
                                                 -----------            ----------
      Total current liabilities                    6,400,789             5,487,388
                                                 -----------            ----------
Long-term liabilities:
  Notes payable                                    1,044,073               662,248
  Convertible notes                                1,980,000                     -
  Deferred income taxes                              519,109               116,616
                                                 -----------            ----------
      Total long-term liabilities                  3,543,182               778,864
                                                 -----------            ----------
      Total liabilities                            9,943,971             6,266,252
                                                 -----------            ----------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock:  $.01 par value, authorized
   25,000,000 issued and outstanding,
   4,663,432 and 4,501,234 at February 29,
   1996 and February 28, 1995, respectively           46,634                45,012
  Additional contributed capital                   6,052,643             5,449,268
  Retained earnings (deficit)                        548,492            (1,513,446)
                                                 -----------            ----------
                                                   6,647,769             3,980,834

  Less treasury stock                               (460,554)             (493,654)
  Cumulative translation adjustment                 (179,781)             (148,181)
                                                 -----------            ----------
      Total stockholders' equity                   6,007,434             3,338,999
                                                 -----------            ----------
      Total liabilities and stockholders' equity $15,951,405            $9,605,251
                                                 ===========            ==========



The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended February 29, 1996 and February 28, 1995 and 1994



                                                      1996               1995               1994

Revenues:
  Equipment and software                         $  10,092,975      $   8,552,293      $   6,020,970
  Maintenance and support                           11,212,312          8,778,005          5,633,471
  Sound systems                                         -                 468,268            503,392
                                                 -------------      -------------      -------------
        Total revenues                              21,305,287         17,798,566         12,157,833
                                                 -------------      -------------      -------------
Cost of sales:
  Equipment and software                             5,916,684          4,802,100          4,550,004
  Maintenance and support                            1,826,341          1,059,353            561,796
  Sound systems                                         -                 304,570            286,612
                                                 -------------      -------------      -------------
        Total cost of sales                          7,743,025          6,166,023          5,398,412
                                                 -------------      -------------      -------------
Gross profit                                        13,562,262         11,632,543          6,759,421
                                                 -------------      -------------      -------------

Selling, general and administrative                 10,334,661          8,753,530          4,582,822
Depreciation expense                                   694,672            642,716            596,414
                                                 -------------      -------------      -------------
        Total operating expenses                    11,029,333          9,396,246          5,179,236
                                                 -------------      -------------      -------------
Operating income                                     2,532,929          2,236,297          1,580,185


Other income (expense)
  Other, net                                           (41,701)           123,707             35,337
  Interest                                            (233,403)          (212,795)          (174,107)
                                                 -------------      -------------      -------------
                                                      (275,104)           (89,088)          (138,770)
Income before provision for income taxes             2,257,825          2,147,209          1,441,415
                                                 -------------      -------------      -------------
Provision for income taxes                            (195,887)          (509,494)          (255,291)
                                                 -------------      -------------      -------------
Net income                                       $   2,061,938      $   1,637,715      $   1,186,124
                                                 =============      =============      =============
Net income per share                             $        0.44      $        0.39      $        0.29
                                                 =============      =============      =============
Weighted average number of shares                    4,688,092          4,210,228          4,135,168



The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended February 29, 1996 and February 28, 1995 and 1994






                                              COMMON STOCK            PREFERRED STOCK
                                           ----------------------   -------------------
                                             NUMBER                   NUMBER                ADDITIONAL    RETAINED     TOTAL
                                            OF SHARES                OF SHARES             CONTRIBUTED    EARNINGS   STOCKHOLDER
                                             ISSUED        AMOUNT     ISSUED    AMOUNT       CAPITAL     (DEFICIT)     EQUITY
Balance February 28, 1993                  3,560,767      $35,608    10,000   $(190,000)   $4,697,734  (4,337,285)  $  (35,398)


  Stock issued                               680,667        6,806                             925,993                  932,799
  Treasury stock purchased                                                                                            (350,000)
  Conversion of preferred stock              100,000        1,000   (10,000)    (10,000)        9,000                        0
  Subscription receivable                                                       200,000      (200,000)                       0
  Net income                                                                                            1,186,124    1,186,124
  Change in cumulative translation
    adjustment                                                                                                          98,147
                                           ---------      -------   -------   ---------    ----------  ----------   ----------
Balance February 28, 1994                  4,341,434       43,414         0           0     5,432,727  (3,151,161)   1,831,672


  Stock issued                               159,800        1,598                              98,541                  100,139
  Treasury stock purchased                                                                                            (143,654)
  Subscription receivable                                                                     (82,000)                 (82,000)
  Net income                                                                                            1,637,715    1,637,715
  Change in cumulative translation
    adjustment                                                                                                          (4,873)
                                           ---------      -------   -------   ---------    ----------  ----------   ----------
Balance February 28, 1995                  4,501,234       45,012         0           0     5,449,268  (1,513,446)   3,338,999


  Stock issued                               162,198        1,622                             603,375                  604,997
  Change in treasury stock                                                                                              33,100
  Net income                                                                                            2,061,938    2,061,938
  Change in cumulative translation
    adjustment                                                                                                         (31,600)
                                           ---------      -------   -------   ---------    ----------  ----------   ----------
Balance February 29, 1996                  4,663,432      $46,634   $     0   $       0    $6,052,643  $  548,492   $6,007,434
                                           =========      =======   =======   =========    ==========  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended February 29, 1996 and February 28, 1995 and 1994





                                                                                1996               1995               1994

Net cash provided (used) by operating activities:
  Net income                                                                 $ 2,061,938      $   1,637,715      $   1,186,124
  Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                                            1,431,019            947,829            980,720
      Loss on disposition of equipment                                            29,395                  0                  0
      Allowance for doubtful accounts                                             (3,128)            60,812              7,000
      Deferred income taxes                                                       60,855              7,825            338,624
      Changes in assets and liabilities:
        Accounts and other receivables                                          (976,822)          (484,511)           (88,258)
        Inventories                                                             (104,301)            (7,905)           273,355
        Prepaid expenses                                                        (295,175)          (212,152)           294,702
        Accounts payable                                                         725,687            (70,716)        (1,582,212)
        Accrued expenses                                                         251,831            198,988                  0
        Other accrued taxes                                                      381,390             12,525                  0
        Deferred revenues                                                       (700,962)           738,925          1,285,341
        Income taxes payable                                                     (71,469)           198,500                  0
        Pension liability                                                              0           (265,000)           241,178
        Other assets                                                            (234,080)           (14,242)                 0
                                                                             -----------      -------------      -------------
          Net cash provided by operating
            activities                                                         2,556,178          2,748,593          2,936,574
                                                                             -----------      -------------      -------------
Cash flow from investing activities:
  Capital expenditures                                                        (1,542,042)          (818,173)          (531,471)
  Proceeds from disposal of property and equipment                                51,916                  0                  0
  Acquired and developed software                                             (2,684,408)        (1,067,783)          (379,713)
  Deferred acquisition costs                                                           0                  0            275,864
  Business disposition                                                                 0           (154,208)                 0
  Business acquisition                                                          (422,083)           (78,558)        (2,208,198)
                                                                             -----------      -------------      -------------
          Net cash provided (used) by investing activities                    (4,596,617)        (2,118,722)        (2,843,518)
                                                                             -----------      -------------      -------------
Cash flow from financing activities:
  Proceeds from issuance of convertible notes, net                             1,900,000                  0                  0
  Payments on notes payable                                                     (228,291)          (463,702)        (1,245,017)
  Proceeds from borrowing                                                      1,071,258             34,748                  0
  Issuances of common stock, net                                                 618,097             18,139            910,500
  Notes receivables from related party                                          (164,800)          (133,878)           345,394
  Repurchase of treasury stock                                                         0           (143,654)          (350,000)
                                                                             -----------      -------------      -------------
          Net cash provided (used) by financing activities                     3,196,264           (688,347)          (339,123)
                                                                             -----------      -------------      -------------
Net increase (decrease) in cash                                                1,155,825            (58,476)          (246,067)

Effect of exchange rate changes on cash                                          (31,600)            (4,873)            98,147

Cash and cash equivalents at beginning of year                                    82,606            145,955            293,875
                                                                             -----------      -------------      -------------
Cash and cash equivalents at end of year                                     $ 1,206,831      $      82,606      $     145,955
                                                                             ===========      =============      =============



The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION

    The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries (the "Company") all of which are wholly owned. The preparation of financial statements requires management to make estimates and assumptions underlying the reported amounts and disclosures. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of the company's intangible assets and capitalized software development costs. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

    All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to current presentation.

    REVENUE RECOGNITION

    The Company's revenues are generated primarily in the United Kingdom and the United States from licensing software products, the sale of computer equipment, and providing maintenance and support.

    Revenues from the sale of hardware, the Company's computer software products and the resale of third-party software are recognized upon delivery, customer acceptance, fulfillment of significant vendor obligations and determination that collectibility is probable. Revenue related to sales which impose significant vendor obligations on the Company are deferred until the obligations are satisfied. Revenues from consulting services are recognized as services are provided. Contract revenues from post-contract customer support are deferred and recognized over the life of the contract.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    All assets and liabilities in the balance sheet of a foreign subsidiary whose functional currency is other than the United States dollar are translated at the year-end exchange rate. Income statement items are translated at the average currency exchange rate for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity and are not included in determining net income. Transaction gains and losses are included in the results of operations in the period which they occur and are not significant in any period presented.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less. At times, cash in bank deposits may exceed the federally insured limits. The Company has not experienced and does not anticipate any losses from such accounts.

    INVENTORIES

    Inventories consist of equipment, services in process, computer hardware, and software available for resale. Inventories are stated at the lower of cost or market, cost being determined on a first-in first-out (FIFO) basis. Components of inventories are as follows:



                                1996            1995         1994

Equipment                     $     -        $     -      $  14,467
Services in process              7,222        110,085       118,930
Computer hardware and
  software                     597,749        390,585       289,416
                              --------       --------      --------
       Total                  $604,971       $500,670      $422,813
                              ========       ========      ========

    PROPERTY AND EQUIPMENT

    Property and equipment, including certain equipment acquired under capital leases, are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements and capital leases which are amortized over the life of the related lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

    ACQUIRED AND DEVELOPED SOFTWARE

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (FAS 86), costs incurred to develop the Company's software products which are to be licensed to its customers and costs of purchased software are capitalized and amortized at the greater of the amount computed using the ratio of current product revenues as compared to the current and estimated future revenues of that product, or on a straight-line basis over the estimated life of the products, generally three to four years. All research and development costs incurred prior to technological feasibility or subsequent to general availability have been expensed in the period which they were incurred and totaled approximately $570,000, $215,000 and $37,000 in 1996, 1995, and 1994, respectively.

    Costs which are capitalized include direct and indirect costs associated with payroll, benefits and computer usage, among others. The Company capitalized software development costs of $2,684,408 (including $1,000,000 of purchased software), $1,067,783, and $379,713 during 1996, 1995, and 1994, respectively, with amortization of $678,902, $305,113, and $384,306 during the same periods. Capitalized software costs are net of amounts reimbursed by United Kingdom government grants totaling approximately $389,000, $369,000, and $285,000 in 1996, 1995, and 1994, respectively.

    The amount by which unamortized software costs exceeds the net realized value, if any, is recognized as expense in the period it is determined.

    GOODWILL

    Goodwill is recorded upon acquisition and amortized on a straight-line basis over its estimated period of future benefit, generally ten years. The Company evaluates the recoverability of goodwill based upon a comparison of estimated undiscounted future cash flows from the related operations as compared with the carrying value of the respective assets. The amount by which unamortized goodwill exceeds future estimated cash flows, if any, is recognized as expense in the period it is determined.

    HEDGING

    The Company does not use hedging strategies to reduce the effects of unfavorable price movements on profitability as a result of fluctuations in foreign exchange rates.

    INCOME TAXES

    Income taxes are provided on taxable income at the statutory rates applicable to such income in the United States and the United Kingdom under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (FAS 109). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property and equipment, intangible assets, and capitalized software development costs. Deferred income taxes of approximately $353,000 have not been provided on the cumulative undistributed earnings of foreign subsidiaries in the amount of $2,344,290 since such amounts are considered by management to be permanently reinvested.

    NET INCOME PER SHARE

    Net income per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted net income per share are the same.
    The weighted average number of shares outstanding for 1996 includes 294,656 common equivalent shares assuming the conversion of options and warrants which are dilutive. The weighted average number of shares outstanding for 1995 and 1994 include no common equivalent shares since dilutive securities do not reduce net income per share by at least 3%.

    NEW ACCOUNTING STANDARDS

    The American Institute of Certified Public Accountants has issued Statement of Position 93-7 (SOP 93-7), "Reporting on Advertising Costs," which is effective for fiscal years beginning after June 15, 1994. SOP 93-7 generally requires that advertising costs, with certain exceptions, be expensed as incurred. As the Company has historically expensed advertising costs as incurred, the effects of the Company's adoption of SOP 93-7 during Fiscal year 1996 did not have a material effect on the Company's consolidated financial statements. Advertising expenses for 1996, 1995 and 1994 were approximately $190,000, $175,000 and $150,000, respectively.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (FAS 121). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company will adopt FAS 121 in Fiscal year 1997. The effect of adoption is not expected to be material to the Company's financial position or results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25 and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company will adopt the disclosure method in Fiscal year 1997 and the adoption is not expected to have a material effect on the Company's financial position or results of operations.

2.  PROPERTY AND EQUIPMENT:

    The components of property and equipment at February 29, 1996 and February 28, 1995 are as follows:



                                    ESTIMATED
                                   USEFUL LIFE
                                     (YEARS)           1996             1995

Buildings                              20          $    964,054     $    161,501
Leasehold improvements                5-10              417,487          431,130
Computer equipment                     3-5            1,657,438        1,840,755
Capitalized leases                     2-5              312,649          335,033
Computer software                       3               148,237          210,766
Furniture and fixtures                  5               756,534          747,407
Vehicles                               2-4              111,140          160,043
                                                   ------------     ------------
                                                      4,367,539        3,886,635
Less accumulated depreciation                         2,097,790        2,382,945
                                                   ------------     ------------
                                                   $  2,269,749     $  1,503,690
                                                   ============     ============

3.  BUSINESS COMBINATIONS AND DISPOSAL:

    ADVEC LIMITED

    On August 1, 1995, the Company acquired certain assets and liabilities of Advec Limited in the United Kingdom under an asset purchase agreement for approximately $418,000. The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations have been included from August 1, 1995. The excess consideration above the fair value of net assets acquired of approximately $395,000 has been recorded as goodwill. Supplemental pro forma information for the results of operations is not presented since the amounts are not material to the Company's consolidated financial position and results of operations.

    DOMINION SOUND SYSTEMS, PLC.

    On November 30, 1994, the Company sold the capital stock of Dominion in exchange for the assumption of the net liabilities of Dominion in the amount of $154,208. This amount was recognized in 1995 and is included in other income.

    CI COMPUTER SOFTWARE LIMITED

    On September 18, 1994, the Company acquired the capital stock of CI Computer Software Limited, a United Kingdom company, in exchange for $20, assumption of net liabilities and forgiveness of a working capital advance in the amount of approximately $200,000. The business combination was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations are included from September 18, 1994, the date of acquisition. The excess consideration above the fair value of net assets acquired of approximately $333,000 has been recorded as goodwill.

    ICS COMPUTING GROUP LIMITED

    On May 21, 1993, the Company acquired Questgold Technology Limited ("Questgold"), a United Kingdom company, for approximately $4.1 million. The business combination was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations are included from May 21, 1993, the date of acquisition. On June 15, 1993, Questgold changed its name to ICS Computing Group Limited.


4.  INCOME TAXES:

    The significant components of income tax expense (benefit) are as follows (all amounts are in thousands):



                                   1996         1995       1994

Current provision:
  Federal                        $     7      $    -     $    -
  State                               43          11          -
  Foreign                             80         188         12

Deferred provision:
  Federal                           (307)          -          -
  State                                -           -          -
  Foreign                            373         310        243
                                 -------      ------     ------
                                 $   196      $  509     $  255
                                 =======      ======     ======

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (all amounts are in thousands):



                                              1996         1995         1994
Income tax at statutory rate                $   768      $   730      $   490
State income taxes (net of federal tax
  deduction)                                     28            7            0
Impact of foreign taxes                         (52)        (126)         (61)
Utilization of federal net
  operating losses                             (238)        (112)        (188)
Reduction of deferred tax asset
  valuation allowance                          (302)           -            -
Other                                            (8)          10           14
                                            -------      -------      -------
         Tax expense                        $   196      $   509      $   255
                                            =======      =======      =======


    The deferred tax asset was offset by a 100% valuation allowance for 1995 and 1994. Based upon the performance of the United States subsidiaries, the Company determined that a valuation allowance related to the deferred tax asset in the United States was not required as of February 29, 1996. As a result, the Company reduced the valuation allowance by $238,000 for current year utilization of the federal net operating loss and recorded a credit of $302,000 to tax expense to reduce the valuation allowance to zero. The deferred tax liability recorded is principally due to temporary differences as a result of the timing of recognition of the capitalization and amortization of internally developed software costs and the amortization of goodwill. The components of the deferred tax asset are as follows (all amounts are in thousands):



                                                    1996       1995       1994
Cumulative U.S. NOL's at
  statutory rate                                   $  302     $  540     $  736
Cumulative U.K. NOL's
  at statutory rate                                    40          -          -
Alternative minimum
  tax credit carryforward                               7          -          1
                                                   ------     ------     ------
         Gross deferred tax
         asset                                     $  349     $  540     $  737
                                                   ======     ======     ======

    As of February 29, 1996, the Company has net operating loss carryforwards, subject to certain limitations under the provisions of Internal Revenue Code Section 382, that expire February 28, 2003 through 2007, respectively, of $54,653, $320,000, $44,371, $264,891, and $289,327.

5.  RELATED PARTY TRANSACTIONS:

    Accounts and other receivables from related parties at February 29, 1996 and February 28, 1995 are comprised of $362,474 and $197,674, respectively, due from affiliated companies which have borrowed funds from the Company principally in the form of unsecured 10% notes which mature within one year from February 29, 1996.


6.  LEASES:

    The Company leases office space and automobiles under non-cancelable operating leases. Rental expense for the years ended 1996, 1995 and 1994 were $1,011,103, $857,316 and $788,235, respectively. In addition, the Company leases certain computers under capital leases.

    Future minimum lease payments for operating leases and capital leases at February 29, 1996 are as follows:



                      OPERATING           CAPITAL
                        LEASES             LEASES
1997                $    729,092        $  55,197
1998                     604,839           16,150
1999                     379,156
2000                     259,114
2001                      28,182
Thereafter                28,182
                    ------------        ---------
                    $  2,028,565        $  71,347
                    ============        =========

7.  LINE OF CREDIT:

    The Company maintains a line of credit in the United Kingdom which is secured by certain accounts receivables. The line of credit is utilized for short-term borrowing for general corporate use. Interest is charged based on the average outstanding balance at a variable rate which was 8% as of February 29, 1996. The outstanding balance on the line of credit was $1,078,933 and $661,750 at February 29, 1996 and February 28, 1995,
    respectively.

8.  LONG-TERM DEBT:

    NOTES PAYABLE

    Notes payable as of February 29, 1996 and February 28, 1995 are as follows:

                                                          1996               1995
Notes payable to a United Kingdom
  bank, interest at a variable rate,
  currently 8%, collateralized by a
  building in the U.K., payable in
  quarterly installments of
  $17,300 commencing October 1995                       $    654,075     $        0

Notes payable to a United Kingdom
  bank, interest at a rate of 8.5%,
  collateralized by accounts receivable
  and other assets of the Company, payable in
  quarterly installments of $38,200
  commencing March 1995                                      612,000        790,000

Other                                                         28,838         79,129
                                                        ------------     ----------
         Total notes payable                               1,294,913        869,129

Less:  current portion                                       250,840        206,881
                                                        ------------     ----------
                                                        $  1,044,073     $  662,248
                                                        ============     ==========

Maturities of long-term debt are as follows:

1997                                                    $    250,840
1998                                                         222,000
1999                                                         222,000
2000                                                         222,000
2001                                                          70,000
Thereafter                                                   308,073
                                                        ------------
                                                        $  1,294,913
                                                        ============

    CONVERTIBLE NOTES

    In December 1995, the Company issued $2,000,000 of two-year 7% convertible notes. The notes are convertible at the holder's option as follows: 20% of the principal and accrued interest are convertible 61 days after issuance with an additional 20% convertible each subsequent 10 days into shares of common stock at the lesser of $5.75 per share or 85% of the market price of the common stock on the date of conversion. As of February 29, 1996, $20,000 in principal and the related accrued interest thereon had been converted into 3,478 shares of common stock.

9.  STOCKHOLDERS' EQUITY:

    The Company has an incentive plan under which options to purchase shares of the Company's common stock have been granted to eligible employees. There are 1,200,000 shares of common stock available for award under the plan which is administered by the Compensation Committee of the Board of Directors.

    Option activity under the stock option plan is summarized as follows:



                                              FEBRUARY 29,             FEBRUARY 28,            FEBRUARY 28,
                                                 1996                     1995                    1994
Shares under option at beginning of year        980,000                 690,000                    -

  Granted                                        12,500                 300,000                 690,000
  Exercised                                    (162,500)                   -                       -
  Forfeited                                    (257,500)                (10,000)                   -
                                               --------                 -------                 -------

Shares under option at end of year              572,500                 980,000                 690,000
                                               ========                 =======                 =======

Shares under option exercisable at end of year   70,000                    -                       -
                                               ========                 =======                 =======

Shares available for future grant               465,000                 220,000                 510,000
                                               ========                 =======                 =======

    The exercise price of options exercised under the plan, during 1996 were $3.31 to $4.41. The exercise prices of shares under option at February 29, 1996 were $3.31 to $4.41.

    All options granted have exercise prices of 100% of market value at date of grant and are generally exercisable at the rate of 25% per year beginning two years from date of grant. Options expire 10 years from the date of grant.

    In accordance with the issuance of the convertible notes, the Company granted warrants to purchase 25,000 shares of the Company's stock at $6.90, the fair value of the common stock at the date of grant. As of February 29, 1996, the warrants have not been exercised.

    The Company granted 4,800, 9,800, and 1,000 shares of common stock to outside directors during 1996, 1995 and 1994, respectively, and recognized $24,000, $24,570, and $900 of expense related to these transactions during the same periods. Additionally, in 1994, the Company issued 63,000 common shares to holders of a bridge loan in accordance with the terms of the subscription agreement. The Company recognized expense of $56,700 associated with this transaction.

    The Company holds 133,400 shares of Common Stock in treasury at February 29, 1996. 100,000 shares were given to the Company during fiscal year ended February 28, 1994 as payment for debt owed to the Company. In November 1994, 40,000 shares were reacquired from a previous officer of Dominion Sound Systems. Subsequently in 1995, 6,600 shares were issued to a director for services for which the Company recognized $16,170 of expense. Treasury stock is held at cost and presented as a reduction of stockholders' equity.


10. COMMITMENTS AND CONTINGENCIES:

    The Company is not presently a party to any material litigation, nor to the knowledge of management is any material litigation threatened against the Company. There are no significant pending legal proceedings, other than routine litigation incidental to the Company's business.


11. SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid for interest totaled $231,528, $234,443 and $215,607 in 1996, 1995 and 1994, respectively.

    The Company paid income taxes of $262,559 and $12,684 in 1996 and 1995. The Company paid no income taxes in 1994.

    During 1996, convertible notes with principal amounts of $20,000 were converted into 3,478 shares common stock.


12. SEGMENT INFORMATION:

    The Company operates in a single industry segment of marketing of computer hardware and software, software support services and software development services.

    A summary of operations by geographic area follows:

                               U.S.                   U.K.
                            OPERATIONS             OPERATIONS
FISCAL YEAR 1996
Revenues                   $  2,646,811           $  18,658,476
Cost of sales                   809,736               6,933,289
Gross profit                  1,837,075              11,725,187
SG&A expense                  1,374,028               8,960,633
Depreciation                     43,896                 650,776
Operating profit                419,151               2,113,778

Total assets               $  2,778,168           $  13,173,237


                                                 U.S.                   U.K.
                                              OPERATIONS             OPERATIONS
FISCAL YEAR 1995
Revenues                                    $  2,270,679           $  15,527,887
Cost of sales                                    629,296               5,536,727
Gross profit                                   1,641,383               9,991,160
SG&A expense                                   1,033,513               7,720,017
Depreciation                                      48,273                 594,443
Operating profit                                 311,061               1,925,236

Total assets                                $    715,887           $   8,889,364

FISCAL YEAR 1994

Revenues                                    $  2,587,692           $   9,570,141
Cost of sales                                  1,299,783               4,098,629
Gross profit                                   1,287,909               5,471,512
SG&A expense                                     808,445               3,774,377
Depreciation and amortization                     38,480                 557,934
Operating profit                                 594,959                 985,226

Total assets                                $  1,060,792           $   6,224,991


    The Company sells its product and services to a variety of customers. No individual customer accounted for more than 10% of Company revenues during fiscal years 1996, 1995 and 1994.


13. PENSIONS:

    The Company's U.K. subsidiaries operate a pension plan which is designed to provide death and retirement benefits for eligible employees. The pension costs are assessed in accordance with the advice of a qualified actuary. Actuarial assumptions used at February 29, 1996 included a 9% long-term rate of return on assets, a 8.5% discount rate and salary increase of 5.5%.

    - All employees over 25 years of age are eligible for the scheme.

    - Benefit formula: annual pension to be 1/60 of final pensionable salary for each year of pensionable service subject to a maximum fraction of 2/3.

    - Funding policy: the employer contributes to the fund at rates determined by the actuary. Employees contribute in accordance with the plan.

    - Assets held are fixed interest securities and deferred annuities insurance policies.

    Cost components for 1996 (in 000's):



Service cost                                                             $ 116
Interest cost                                                              318
Return on assets                                                          (360)
Amortization and deferral of
period service costs                                                        11
                                                                         -----
      Net periodic pension cost                                          $  85
                                                                         =====

Reconciliation of funded status as of February 29, 1996 (in 000's):



Accrued benefits obligation                                             $3,481
                                                                        ======
Project benefit obligation                                              $3,638
Assets at market value                                                   3,820
                                                                        ------
        Funded status                                                      182

Unrecognized transition asset                                              (59)
Unrecognized loss                                                          104
                                                                        ------
        Prepaid pension expense                                         $  227
                                                                        ======

14. FOURTH QUARTER ADJUSTMENTS:

    During the fourth quarter of 1996, the Company recorded an income tax provision principally in the United Kingdom in the amount of $258,000. The effective tax rate used during the year reflected anticipated foreign tax rates and tax planning alternatives during the quarterly periods and was adjusted to the actual amounts in the fourth quarter. Additionally, in the fourth quarter, the Company recognized a credit to tax expense of $302,000 related to recognition of the United States deferred tax asset when the Company determined that it was more likely than not that the deferred tax asset would be realized in future periods.

    Also, during the fourth quarter of fiscal year 1996, the Company recorded a $227,000 credit related to the defined benefit pension plan in the United Kingdom based on the computation of its actuarial determination of net periodic pension cost in the fourth quarter.

15. SIGNIFICANT RISKS AND UNCERTAINTIES:

    The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to any of the following which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

    The Company's business is focused principally on developing and marketing platform-migration software and development tools that enable users to migrate applications written for proprietary IBM mid-range computer systems to portable operating systems such as UNIX and Windows NT in the United States and the United Kingdom. Product revenues to be received from the Company's UNIBOL products are difficult to forecast because of the evolving product lifecycle for the UNIBOL36 product and the recent introduction of the UNIBOL 400 product. The Company's success will depend on the level of market acceptance and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

    While management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's existing credit facilities, unforeseen events and adverse economic or business trends may significantly increase cash demands beyond those currently anticipated that affect the Company's ability to generate/raise cash to satisfy financing needs.

    The Company derives net revenues primarily from its operations in Northern Ireland. It is reasonably possible that this concentration of revenues makes the Company vulnerable to the risk of a near-term severe impact on consolidated net revenues due to unforeseen political and economic forces as well as exchange rate fluctuations.

    As a result of the above and other factors, the Company's operations and financial position can vary significantly from quarter-to-quarter and year-to-year. These variations may contribute to volatility in the market for the Company's common stock.

16. SUBSEQUENT EVENT:

    On April 16, 1996, the Company completed its acquisition of Smoky Mountain Technologies, Inc. (SMT). The Company issued 500,000 shares of its common stock for all of the outstanding common stock of SMT. This transaction will be accounted for as a pooling of interests.

    Unaudited pro forma results of operations including SMT for the years ended December 31, and assuming this merger had occurred on February 29, 1996 are as follows (all amounts are in thousands except per share amounts):



                                                                        (IN 000S)
                                                  FEBRUARY 29,          FEBRUARY 28,          FEBRUARY 28,
                                                      1996                  1995                  1994
Revenues                                           $  22,190             $  18,271             $  12,182
Net income                                         $   2,031             $   1,692             $   1,201
Net income per share                               $    0.39             $    0.36             $    0.26

UNICOMP, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended February 29, 1996 and February 28, 1995






                               BALANCE AT TH         CHARGED TO          CHARGED TO                                       BALANCE
                                BEGINNING OF         COSTS AND             OTHER                                         AT END OF
                                 THE PERIOD           EXPENSES            ACCOUNTS           DEDUCTIONS                   PERIOD
Year ended February 28, 1994

  Accounts receivable
    allowance                   $      500           $  65,694                                                          $   66,194

  Deferred tax asset
    valuation allowance         $  895,000                                                      (157,249)  (1)          $  737,751

Year ended February 28, 1995

  Accounts receivable
    allowance                   $   66,194           $  80,710           $  10,759           $   (30,657)               $  127,006

  Deferred tax asset
    valuation allowance         $  737,751                                                   $  (197,751)  (1)             540,000

Year ended February 29, 1996

  Accounts receivable
    allowance                   $  127,006           $  96,296                               $   (99,424)               $  123,878

  Deferred tax asset
    valuation allowance         $  540,000                                                   $  (540,000)  (2)          $        0



        (1) To adjust the valuation allowance to reflect the utilization of net operating losses during the year
        (2) To adjust the valuation allowance to reflect the utilization of net operating losses during the year and realization of remaining deferred tax asset.