Form 10-Q
period 1996-05-31
UNICOMP INC
filed 1996-07-15
CIK 792341

================================================================================


                            SECURITIES AND EXCHANGE
                                   COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 1996        Commission file number 0-15671
                             ------------                               -------


                                 UNICOMP, INC.
             (Exact name of Registrant as specified in its charter)

                COLORADO
    (State or other jurisdiction of                    84-1023666
     incorporation or organization)       (I.R.S. Employer Identification No.)

   1800 SANDY PLAINS PKWY., SUITE 305
              MARIETTA, GA                               30066
(Address of principal executive offices)               (zip code)


Registrant's telephone number:  (770) 424-3684

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  ------      ------

The number of shares outstanding of the registrant's Common Stock as of July 12, 1996 was 5,248,232.


================================================================================

                                 UNICOMP, INC.

                                     Index





      PART I.     FINANACIAL INFORMATION                               PAGE
           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of May 31, 1996
                      and February 29, 1996                             3

                    Consolidated Statements of Operations for the
                      three months ended May 31, 1996 and 1995          5

                    Consolidated Statements of Cash Flows for the
                      three months ended May 31, 1996 and 1995          6

                    Notes to the Consolidated Financial Statements      7

           Item 2.  Management's Discussion and Analysis of Results
                      of Operations, Financial Conditions, and
                      Liquidity and Capital Resources                   8

 PART II.         OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K

 Signatures                                                            13

 Exhibit Index                                                         14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
___________________________________




UNICOMP, INC. AND  SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
May 31, 1996 and February 29, 1996

                                                                                                    MAY 31,     FEBRUARY 29,
                                                                                                     1996          1996
                            ASSETS
Current Assets:
 Cash and cash equivalents                                                                       $   608,426   $ 1,261,153
 Accounts and other receivables:
 Trade, net of allowance of $120,965 and
  $137,878 at May 31, 1996 and February 29, 1996, respectively                                     5,124,807     4,721,909
 Related party receivables                                                                           321,228       404,478
 Other Receivables                                                                                   212,442       205,636
 Inventories                                                                                         615,808       715,944
 Prepaid expenses                                                                                    919,728       852,050
 Other assets                                                                                        311,561       171,396
                                                                                                 -----------   -----------
  Total current assets                                                                             8,114,000     8,332,566
                                                                                                 -----------   -----------
Property and equipment, net                                                                        2,352,768     2,401,969
                                                                                                 -----------   -----------
Other assets:
 Acquired and developed software, net of accumulated
  amortization of $1,709,555 and $1,371,355 at May 31, 1996
  and February 29, 1996, respectively                                                              4,961,802     4,802,724
 Goodwill, net of accumulated amortization of
  $79,263 and $57,345 at May 31, 1996 and  February 29, 1996,
  respectively                                                                                       672,571       694,489
 Deferred Tax Asset                                                                                  348,638       348,638
 Other                                                                                                10,449        91,667
                                                                                                 -----------   -----------
  Total other assets                                                                               5,993,460     5,937,518
                                                                                                 -----------   -----------
  Total assets                                                                                   $16,460,228   $16,672,053
                                                                                                 ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)
May 31, 1996 and February 29, 1996

                                                                                         MAY 31,    FEBRUARY 29,
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                      $ 1,717,100   $ 2,128,526
 Accrued expenses                                                                          798,491     1,195,896
 Deferred revenues                                                                       1,314,636     1,662,864
 Line of credit                                                                          1,540,170     1,078,933
 Income taxes payable                                                                      209,384       148,015
 Other accrued taxes                                                                       319,780       393,915
 Current portion of notes payable                                                          472,473       375,105
                                                                                       -----------   -----------
   Total current liabilities                                                             6,372,034     6,983,254
                                                                                       -----------   -----------
Long-term liabilities:
 Notes payable                                                                             982,811     1,072,926
 Convertible notes                                                                       1,500,000     1,980,000
 Deferred income taxes                                                                     524,934       519,109
                                                                                       -----------   -----------
   Total long-term liabilities                                                           3,007,745     3,572,035
                                                                                       -----------   -----------
   Total liabilities                                                                     9,379,779    10,555,289
                                                                                       -----------   -----------
Stockholders' equity:
 Common stock:  $.01 par value, authorized 25,000,000
  issued and outstanding, 5,248,232 and 5,163,432 at
  May 31, 1996 and February 29, 1996, respectively                                          52,482        51,634
Additional contributed capital                                                           6,716,581     6,229,829
Retained earnings                                                                          936,194       475,636
                                                                                       -----------   -----------
                                                                                         7,705,257     6,757,099
Less treasury stock                                                                       (460,728)     (460,554)
Cumulative translation adjustment                                                         (164,080)     (179,781)
                                                                                       -----------   -----------
    Total stockholders' equity                                                           7,080,449     6,116,764
                                                                                       -----------   -----------
Total liabilities and stockholders' equity                                             $16,460,228   $16,672,053
                                                                                       ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended May 31, 1996 and May 31, 1995

                                                                                         THREE MONTHS       THREE MONTHS
                                                                                            ENDED              ENDED
                                                                                         MAY 31, 1996       MAY 31, 1995
Revenues:
 Equipment and software                                                                    $2,475,684          $2,419,197
 Maintenance and support                                                                    3,408,351           2,502,282
                                                                                           ----------          ----------
    Total revenues                                                                          5,884,035           4,921,479
                                                                                           ----------          ----------
Cost of sales:
 Equipment and software                                                                     1,885,001           1,447,534
 Maintenance and support                                                                      555,049             332,710
                                                                                           ----------          ----------
    Total cost of sales                                                                     2,440,050           1,780,244
                                                                                           ----------          ----------
Gross profit                                                                                3,443,985           3,141,235
                                                                                           ----------          ----------
Selling, general, and administrative                                                        2,479,882           2,516,426
Depreciation expense                                                                          182,354             163,288
                                                                                           ----------          ----------
    Total operating expense                                                                 2,662,236           2,679,714
                                                                                           ----------          ----------
Operating income                                                                              781,749             461,521
Other income (expense)
 Other, net                                                                                     9,298              71,518
 Interest                                                                                     (92,804)            (38,276)
                                                                                           ----------          ----------
Other income (expense), net                                                                   (83,506)             33,242
Income before provision for income taxes                                                      698,243             494,763
                                                                                           ----------          ----------
Provision for income taxes                                                                    237,683              48,136
                                                                                           ----------          ----------
Net income                                                                                 $  460,560          $  446,627
                                                                                           ==========          ==========
Net income per share                                                                       $     0.09          $     0.09
                                                                                           ==========          ==========
Weighted average number of shares                                                           5,396,083           4,867,834

The accompanying notes are an integral part of these consolidated financial statements.

UNICOMP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended May 31, 1996 and May 31, 1995

                                                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                                           MAY 31, 1996         MAY 31, 1995
Net cash provided (used) by operating activities:
 Net income                                                                                 $ 460,560           $ 446,627
 Adjustments to reconcile net income to net cash
  used by operations:
   Depreciation and amortization                                                              542,472             374,471
   Gain on sale of equipment                                                                   (5,342)
   Allowance for doubtful accounts                                                            (16,913)             21,206
   Deferred taxes                                                                               5,825              75,000
   Changes in assets and liabilities:
   Accounts and other receivables                                                            (309,541)             98,739
   Inventories                                                                                100,136            (261,980)
   Prepaid expenses                                                                           (67,678)            (61,718)
   Accounts payable                                                                          (411,426)            146,130
   Accrued expenses                                                                          (397,405)           (210,062)
   Other accrued taxes                                                                        (74,135)             16,174
   Deferred revenues                                                                         (348,228)           (884,452)
   Income taxes payable                                                                        61,369             (26,864)
   Other                                                                                      (51,523)               (507)
                                                                                            ---------           ---------
      Net cash used by operating activities                                                  (511,829)           (267,236)
                                                                                            ---------           ---------
Cash flow from investing activities:
 Capital expenditures                                                                        (127,811)           (392,971)
 Acquired and developed software                                                             (497,278)           (365,322)
                                                                                            ---------           ---------
      Net cash used by investing activities                                                  (625,089)           (758,293)
                                                                                            ---------           ---------
Cash flow from financing activities:
 Payments on notes payable                                                                   (186,612)            (61,228)
 Proceeds from borrowing                                                                      622,102             832,969
 Issuance of common stock, net                                                                      0             153,375
 Reclassification of notes receivable from related party                                            0              82,000
                                                                                            ---------           ---------
      Net cash provided by financing activities                                               468,490           1,007,116
                                                                                            ---------           ---------
Net decrease in cash                                                                         (668,428)            (18,413)
                                                                                            ---------           ---------
Effect of exchange rates on cash                                                               15,701               2,445
                                                                                            ---------           ---------
Cash and cash equivalents at beginning of period                                            1,261,153              85,845
                                                                                            ---------           ---------
Cash and cash equivalents at the end of the period                                          $ 608,426           $  69,877
                                                                                            =========           =========
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In the opinion of management, the information furnished herein reflects all adjustments which are necessary for the fair presentation of the results for
periods reported.   Certain information and footnote disclosure normally
included in financial statements prepared in accordance with generally accepted accounting principles has been omitted. It is suggested that these quarterly consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended February 29, 1996.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended May 31, 1996, $480,000 of UniComp, Inc.'s (the "Company's") convertible notes were converted into 84,800 shares of common stock in non-cash transactions.

3.  ACQUISITION OF SMOKY MOUNTAIN TECHNOLOGIES, INC.

On April 16, 1996, the Company completed its acquisition of Smoky Mountain Technologies, Inc. ("Smoky Mountain") a software and hardware developer for the financial transaction industry. The Company issued 500,000 shares of its common stock for all of the outstanding common stock of Smoky Mountain. This transaction has been accounted for as a pooling of interests, therefore, prior period financial statements have been restated to reflect this merger.

Smoky Mountain prepared its financial statements on a December 31 year end. Smoky Mountain's fiscal year end has been changed to the last day of February to conform with the Company's year end. As a result, Smoky Mountain's results of operations for the two months ended February 29, 1996 are not reflected in the consolidated statements of operations or cash flows. Smoky Mountain's loss for this period has been charged to retained earnings. Smoky Mountain's results of operations for the two month period ended February 29, 1996, are summarized as follows:


                               Revenues         $184,000
                               Net loss          (24,000)


The stockholders' equity accounts have been adjusted to reflect the 149 shares of Smoky Mountain preferred stock which were converted into 6,037 shares of Smoky Mountain common stock. Adjustments have also been made to reflect the conversion of all Smoky Mountain common stock into 500,000 shares of the Company's common stock. No other adjustments were required to reflect the consolidation of Smoky Mountain into the Company since the accounting policies to Smoky Mountain prior to the transaction were substantially the same as the Company's and prior to the date of the acquisition there were no transactions between the companies.


                                                     COMMON STOCK                PREFERRED STOCK

                                              NUMBER OF SHARES   AMOUNT    NUMBER OF SHARES    AMOUNT
                                              --------------------------------------------------------
UniComp balance at February 29, 1996, as
previously reported                                 4,663,432   $ 46,634
Smoky Mountain balance at December 31,
1995, as previously reported                           75,000     33,186               149   $ 149,000
Smoky Mountain net loss for the two months
ended February 29, 1996
Elimination adjustment                                (75,000)   (33,186)             (149)   (149,000)
Shares issued to effect pooling of interests          500,000      5,000
                                              --------------------------------------------------------
Balance at February 29, 1996, as restated           5,163,432   $ 51,634                 0   $       0
                                              ========================================================

                                                    ADDITIONAL    RETAINED
                                                    ONTRIBUTED    EARNINGS
                                                     CAPITAL      (DEFICIT)             TOTAL
                                              ---------------------------------------------------
UniComp balance at February 29, 1996, as
previously reported                                $6,052,643    $548,492              $6,647,769
Smoky Mountain balance at December 31,
1995, as previously reported                                      (48,702)                133,484
Smoky Mountain net loss for the two months
ended February 29, 1996                                           (24,154)                (24,154)
Elimination adjustment                                182,186                                   0
Shares issued to effect pooling of interests           (5,000)                                  0
                                                   ----------------------------------------------
Balance at February 29, 1996, as restated          $6,229,829    $475,636              $6,757,099
                                                   ==============================================


Smoky Mountain's revenues and net income included in the Company's consolidated statements of operation for the three months ended May 31, 1996 and 1995 are summarized as follows:



              FOR THE THREE MONTHS ENDED MAY 31, 1996
               UNICOMP     SMOKY MOUNTAIN      TOTAL
            --------------------------------------------
Revenues        5,342,000        542,000       5,884,000
Net income        277,000        184,000         461,000

              FOR THE THREE MONTHS ENDED MAY 31, 1995
               UNICOMP     SMOKY MOUNTAIN      TOTAL
            --------------------------------------------
Revenues        4,827,000         94,000       4,921,000
Net income        527,000        (80,000)        447,000

Smoky Mountain's revenues and net income included in the statement of operations for the three months ended May 31, 1996, which occurred prior to the acquisition date of April 16, 1996, is immaterial to the Company's consolidated results of operations for that period.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Part I of this report and with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996. Except for the historical information contained herein, this discussion contains forward-looking statements that are subject to risks and uncertainties including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices as well as other factors discussed in Note 15 of the Notes to the Consolidated Financial Statements as well as other factors contained in the Company's Annual Report on Form 10-K. These and other factors may cause actual results to differ materially from those anticipated.

OVERVIEW

UniComp, Inc. (the "Company") designs, develops, markets and provides packaged application software (including migration tools), custom software applications, computer equipment, and support and maintenance services. The Company's products and services are designed to maintain and/or improve the technological sophistication of its customer's mission critical applications, systems and technical personnel. In particular, the Company's products and services assist businesses and independent software vendors in the migration of their systems and applications from proprietary to open platforms while maintaining their investment in legacy code.

During the first quarter of fiscal year ending February 28, 1997, the Company completed its acquisition of Smoky Mountain Technologies, Inc. ("Smoky Mountain"). Smoky Mountain is a software and hardware developer for the financial transaction industry whose applications provide the capability to process credit, debit, check and other electronic transactions for the retail, grocery, oil and gas, and hospitality industries. These applications are commonly known as Universal Payment Software ("UPS"). The acquisition has been accounted for by the pooling of interest method. As such, the consolidated balance sheet as of February 29, 1996 and the consolidated results of operations for the three months ended May 31, 1995 have been restated to reflect the inclusion of Smoky Mountain.

The Company markets its products and services domestically and internationally. For the three months ended May 31, 1996 and 1995, revenues from outside the United States constituted 82.8% and 90.7%, respectively, of net revenues. The majority of these revenues were from sales made and services rendered in the United Kingdom.

The Company's revenues are principally generated from the sale of computer equipment, software products, maintenance, implementation services and the development of custom software applications. Gross margins can increase significantly as the total license sales increase above the amortization of the initial cost of development. The Company anticipates that overall gross margins will improve as revenues from the sale of application software, particularly the UNIBOL400 product, and Universal Payment Software systems become a greater percentage of total revenues.

Cost of sales for software license revenues include the amortized portions of each product's capitalized development costs, as well as any royalties payable on embedded technologies. Cost of sales for computer equipment consist of the actual cost of the products sold. Costs for maintenance, support and other services include supplies and parts, subcontractors and other direct costs of delivering the products and services except for the salary costs, which are included in Selling, General and Administrative costs.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1996 TO MAY 31, 1995

REVENUES
Revenues for the three months ended May 31, 1996 were $5,884,000 compared to $4,921,000 for the three months ended May 31, 1995, an increase of $963,000, or 19.6%. Revenues from foreign operations, principally in the United Kingdom, increased to $4,870,000 in 1996 from $4,527,000 in 1995, or 7.6%. The increase in revenues from foreign operations was primarily attributable to increases in equipment sales, maintenance services, and custom developed software and implementation services. These increases were partially offset by a decrease in software sales.

Revenues in the United States increased to $1,014,000 for the three months ended May 31, 1996 from $394,000 for the comparable period a year ago, or 157.1%. The increase in revenues in the United States is principally due to an increase of $448,000 to $542,000 for the three months ended May 31, 1996 from the newly acquired Smoky Mountain subsidiary from $94,000 for the comparable period a year ago.

Equipment sales increased $248,000 (20.5%) to $1,462,000 for the three months ended May 31, 1996 from $1,214,000 for the comparable period a year ago. The increase in equipment sales is principally due to higher hardware sales arising from revenues of ADVEC Ltd. (ADVEC) in the United Kingdom. The Company's subsidiary, CMI acquired the hardware sales and maintenance contracts of ADVEC in August, 1995. These contracts generated equipment sales of approximately $274,000 in the quarter ended May 31, 1996, whereas there were none for the comparable period a year ago.

Revenues from software sales declined slightly to $1,013,000 for the three months ended May 31, 1996 compared to $1,162,000 for the comparable period a year ago. Software sales from the Smoky Mountain division increased $420,000 to $514,000 from $94,000 in the prior year. This increase was offset by a decrease in software sales in the United Kingdom, principally from the Unibol division, of $567,000. Software sales of the Unibol Division declined for the three months ended May 31, 1996, as compared to the prior year due to a declining UNIBOL36 product demand and the lack of sales of its new product, UNIBOL400. The roll-out of the UNIBOL400 product is taking longer than orginally anticipated due to a longer than expected selling cycle to Independent Software Vendors (ISV's) who will incorporate the UNIBOL400 product into their existing software applications for resale to end users. Currently, Unibol has over 25 ISV's worldwide who are marketing UNIBOL400 and the Company expects end-user sales to commence next quarter.

Maintenance and support services increased $619,000 (36.5%) to $2,318,000 for the three months ended May 31, 1996 from $1,699,000 for the comparable period a year ago due principally to an increase in revenues arising from the acquisition of ADVEC in the United Kingdom in August 1995, and the Company's gaining of an overall increased market share in Northern Ireland.

Custom developed software and implementation services increased $243,000
(28.6%) to $1,090,000 for the three months ended May 31, 1996 from $847,000 for the comparable period a year ago due principally to the Company's subsidiaries gaining a higher market share of this business in Northern Ireland.

COST OF SALES
Cost of sales for equipment and software increased to $1,885,000 for the three months ended May 31, 1996 from $1,448,000 for the comparable period a year ago, or 30.2%. Gross profit from equipment and software sales declined to 23.9% in 1996 from 40.2% in 1995 due primarily to increased amortization on capitalized software based on the first release of UNIBOL400 in the fourth quarter of fiscal year ended February 29, 1996, and general declining margins on the sale of equipment. The Company expects cost of sales to decrease as a percentage of sales in the future due to higher revenues from software products which have been released, whereas amortization on capitalized software should remain at a relatively constant rate over the next year.

Cost of sales for maintenance and support increased to $555,000 for the three months ended May 31, 1996 from $333,000 for the comparable period a year ago, or 66.8%. Gross profit from maintenance and support declined to 83.7% in 1996 from 86.7% in 1995 due principally to more competitive market condition on bids for renewed contracts.

OPERATING EXPENSES
Selling, general and administrative expenses remained fairly consistent at $2,480,000 for the three months ended May 31, 1996 compared to $2,516,426 for
the three months ended May 31, 1995.   Depreciation was $182,000 for the three
months ended May 31, 1996 as compared to $163,000 for the prior year representing normal growth in assets compared to that of the entire business.

OTHER EXPENSES
Other expenses, net, were $83,500 for the three months ended May 31, 1996 as compared to other income of $33,242 or the comparable period a year ago. The interest expense component increased to $92,800 for the three months ended May 31, 1996 from $38,000 for the comparable period a year ago. The increase in interest expense is due to the issuance of 7% convertible notes in December 1995. The proceeds for the convertible notes were used to acquire the rights to certain development software to be embedded in the UNIBOL400 product and for general working capital purposes. The Company also used some of the cash to secure a mortgage in the United Kingdom related to the acquisition of a new building for certain operations in Belfast, Northern Ireland.

TAXES
The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 34.0% and 9.7% for the three months ended May 31, 1996 and 1995, respectively. As previously disclosed in the Company's most recent 10-K, the Company became fully taxable in the first quarter of fiscal year ending February 28, 1997 due to the elimination of the deferred tax valuation allowance in the prior year. This has resulted in an increase in the tax provision of $190,000 for the first quarter, to $238,000 in 1996 from $48,000 in 1995.

NET INCOME AND EARNINGS PER SHARE
Net income increased to $460,560 for the three month ended May 31, 1996 from $446,627 for the same period a year ago. Earnings per share remained the same at $.09 in both 1996 and 1995. Earnings per share for the three months ended May 31, 1996 is based upon an increased number of shares outstanding due to the effects of the number of shares that would be outstanding assuming the conversion of options and warrants, the exercise of stock options, and the conversion of $500,000 of convertible notes into shares of the Company's common stock. In the prior year, the conversion effect of options and warrants provided a dilution of less than 3% and therefore their effect was not included in the weighted average number of shares.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended May 31, 1996, the Company used cash from operations of $512,000 compared to $267,000 for the same period a year ago. This increase is principally due to the final payment of $300,000 during the first quarter ended May 31, 1996 related to the purchase of the rights to modify the source code of a database which is embedded in the UNIBOL400 product.

During the three months ended May 31, 1996, the Company expended $128,000 for capital improvements. Other significant investing expenditures in the first quarter included capitalization of internally developed software of approximately $498,000.

Significant sources of cash from financing activities include, additional borrowings on the short term line of credit in the United Kingdom of $289,000 for general corporate purposes and borrowings of $366,000 in the United States for working capital requirements of its newly acquired subsidiary, Smoky Mountain.

During the three months ended May 31, 1996, $480,000 of the Company's convertible notes were converted into 84,800 shares of the Company's common stock. Management anticipates that the remainder of the holders of the convertible notes will exercise their conversion options prior the end of the year.

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

SEASONALITY AND INFLATION

The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income could be expected to vary. Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. The Company believes that these factors have not had a material effect on the Company's operations or its financial condition.

PART II.  OTHER INFORMATION

ITEMS 1,2,3, AND 4 ARE NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION

The former Chief Financial Officer's employment was terminated on May 31, 1996. The Company is actively searching for a replacement and in the interim, Stephen
A. Hafer, President and Chief Executive Officer is serving as the Acting Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K dated April 16, 1996, was filed to announce the acquisition of 100% of the issued and outstanding capital stock of Smoky Mountain Technologies, Inc., a North Carolina corporation, pursuant to a Stock Exchange Agreement dated April 16, 1996.

A Form 8-K/A dated June 27, 1996 was filed to amend the Form 8-K mentioned above to include the relevant financial statements and exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.

/s/ Stephen A. Hafer                               July 15, 1996
- ------------------------------                     -------------------------
Stephen A. Hafer                                   Date
Acting Chief Financial Officer

                                 UNICOMP, INC.

                                 EXHIBIT INDEX


     Financial Data Schedule(for SEC use only).