Form 10-Q/A
period 1996-05-31
UNICOMP INC
filed 1996-08-26
CIK 792341

================================================================================


                            SECURITIES AND EXCHANGE
                                   COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-Q/A

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

                                                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                                           MAY 31, 1996         MAY 31, 1995
Net cash provided (used) by operating activities:
 Net income                                                                                 $ 460,560           $ 446,627
 Adjustments to reconcile net income to net cash
  used by operations:
   Depreciation and amortization                                                              542,472             374,471
   Gain on sale of equipment                                                                   (5,342)
   Allowance for doubtful accounts                                                            (16,913)             21,206
   Deferred taxes                                                                               5,825              75,000
   Changes in assets and liabilities:
   Accounts and other receivables                                                            (309,541)             98,739
   Inventories                                                                                100,136            (261,980)
   Prepaid expenses                                                                           (67,678)            (61,718)
   Accounts payable                                                                          (411,426)            146,130
   Accrued expenses                                                                          (397,405)           (210,062)
   Other accrued taxes                                                                        (74,135)             16,174
   Deferred revenues                                                                         (348,228)           (884,452)
   Income taxes payable                                                                        61,369             (26,864)
   Other                                                                                      (51,523)               (507)
                                                                                            ---------           ---------
      Net cash used by operating activities                                                  (511,829)           (267,236)
                                                                                            ---------           ---------
Cash flow from investing activities:
 Capital expenditures                                                                        (127,811)           (392,971)
 Acquired and developed software                                                             (497,278)           (365,322)
                                                                                            ---------           ---------
      Net cash used by investing activities                                                  (625,089)           (758,293)
                                                                                            ---------           ---------
Cash flow from financing activities:
 Payments on notes payable                                                                   (186,612)            (61,228)
 Proceeds from borrowing                                                                      655,102             832,969
 Issuance of common stock, net                                                                      0             153,375
 Reclassification of notes receivable from related party                                            0              82,000
                                                                                            ---------           ---------
      Net cash provided by financing activities                                               468,490           1,007,116
                                                                                            ---------           ---------
Net decrease in cash                                                                         (668,428)            (18,413)
                                                                                            ---------           ---------
Effect of exchange rates on cash                                                               15,701               2,445
                                                                                            ---------           ---------
Cash and cash equivalents at beginning of period                                            1,261,153              85,845
                                                                                            ---------           ---------
Cash and cash equivalents at the end of the period                                          $ 608,426           $  69,877
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


UNICOMP, INC.

/s/ L. Allen Plunk                                 August 26, 1996
- ------------------------------                     -------------------------
L. Allen Plunk                                     Date
Chief Financial Officer

                                 UNICOMP, INC.

                                 EXHIBIT INDEX


     Financial Data Schedule (for SEC use only).