Form 10-Q
period 1996-08-31
UNICOMP INC
filed 1996-10-15
CIK 792341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 1996      Commission file number 0-15671



                                  UNICOMP, INC.
             (Exact name of Registrant as specified in its charter)






           COLORADO                                    84-1023666
(State or other jurisdiction of           (I.R.S Employer Identification No.)
incorporation or organization)



  1800 SANDY PLAINS PKWY., SUITE 305
             MARIETTA, GA                              30066
(Address of principal executive offices)             (zip code)


Registrant's telephone number:  (770) 424-3684

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    -----       -----
The number of shares outstanding of the registrant's Common Stock as of October 11, 1996 was 5,590,245.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNICOMP, INC.

                                      Index



PART I.   FINANACIAL INFORMATION                                           PAGE

     ITEM 1.  Financial Statements

          Consolidated Balance Sheets as of August 31, 1996
              and February 29, 1996                                        3

          Consolidated Statements of Operations for the
              three months ended August 31, 1996 and 1995                  5

          Consolidated Statements of Operations for the
              six months ended August 31, 1996 and 1995                    6

          Consolidated Statements of Cash Flows for the
              six months ended August 31, 1996 and 1995                    7

          Notes to the Consolidated Financial Statements                   8

     ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                             14

Signatures                                                                 14

Exhibit Index                                                              15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------

UNICOMP, INC. AND  SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 1996 AND FEBRUARY 29, 1996

                                                                          AUGUST 31,          FEBRUARY 29,
                                                                            1996                 1996
                                                                        --------------      --------------
                                                                         (UNAUDITED)           (AUDITED)
                      ASSETS
Current Assets:
  Cash and cash equivalents                                             $     225,982       $   1,261,153
  Accounts and other receivables:
    Trade, net of allowance of $146,052 and $137,878
     as of  August 31, 1996 and February 29, 1996, respectively             4,669,837           4,721,909
    Related party receivables                                                 -                   404,478
    Other receivables                                                         198,025             205,636
  Inventories                                                                 854,893             715,944
  Prepaid expenses                                                            724,894             852,050
  Deferred stock offering costs                                               525,153             -
  Other assets                                                                160,701             171,396
                                                                        --------------      --------------
        Total current assets                                                7,359,485           8,332,566
                                                                        --------------      --------------
Property and equipment, net                                                 2,454,451           2,401,969
                                                                        --------------      --------------

Other assets:
  Acquired and developed software, net of accumulated
    amortization of $2,056,454 and $1,371,355 as of August 31, 1996
    and February 29, 1996, respectively                                     5,155,025           4,802,724
  Goodwill, net of accumulated amortization of
    $100,191 and $57,345 as of August 31, 1996 and
    February 29, 1996, respectively                                           673,959             694,489
  Deferred tax asset                                                          209,157             348,638
  Other                                                                       208,219              91,667
                                                                        --------------      --------------
        Total other assets                                                  6,246,360           5,937,518
                                                                        --------------      --------------
        Total assets                                                    $  16,060,296       $  16,672,053
                                                                        --------------      --------------
                                                                        --------------      --------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF AUGUST  31, 1996 AND FEBRUARY 29, 1996

                                                                          AUGUST 31,          FEBRUARY 29,
                                                                            1996                 1996
                                                                        --------------      --------------
                                                                         (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   1,345,459       $   2,128,526
  Accrued expenses                                                            852,921           1,195,896
  Deferred revenues                                                         1,352,477           1,662,864
  Lines of credit                                                           1,826,225           1,078,933
  Income taxes payable                                                         98,692             148,015
  Other accrued taxes                                                         284,035             393,915
  Current portion of notes payable                                            279,242             375,105
                                                                        --------------      --------------
      Total current liabilities                                             6,039,051           6,983,254
                                                                        --------------      --------------
Long-term liabilities:
  Notes payable                                                             1,011,045           1,072,926
  Convertible notes                                                                 -           1,980,000
  Deferred income taxes                                                       592,191             519,109
                                                                        --------------      --------------
      Total long-term liabilities                                           1,603,236           3,572,035
                                                                        --------------      --------------
      Total liabilities                                                     7,642,287          10,555,289
                                                                        --------------      --------------
Stockholders' equity:
  Common stock:  $.01 par value, authorized 25,000,000,
   issued and outstanding 5,590,245 and 5,163,432 at
   August 31, 1996 and February 29, 1996, respectively                         55,902              51,634
Additional contributed capital                                              8,177,213           6,229,829
Retained earnings                                                           1,217,981             475,636
                                                                        --------------      --------------
                                                                            9,451,096           6,757,099

Treasury stock                                                               (849,933)           (460,554)
Cumulative translation adjustment                                            (183,154)           (179,781)
                                                                        --------------      --------------
        Total stockholders' equity                                          8,418,009           6,116,764
                                                                        --------------      --------------
        Total liabilities and stockholders' equity                      $  16,060,296       $  16,672,053
                                                                        --------------      --------------
                                                                        --------------      --------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                                  THREE MONTHS ENDED AUGUST 31,
                                                --------------------------------
                                                    1996               1995
                                                -------------      -------------
                                                 (UNAUDITED)        (UNAUDITED)

Revenues:
  Equipment and software                        $  2,370,230       $  2,748,923
  Maintenance and services                         3,365,252          2,397,593
                                                -------------      -------------
        Total revenues                             5,735,482          5,146,516
                                                -------------      -------------
Cost of sales:
  Equipment and software                           1,680,146          1,442,755
  Maintenance and services                           621,959            219,308
                                                -------------      -------------
        Total cost of sales                        2,302,105          1,662,063
                                                -------------      -------------
Gross profit                                       3,433,377          3,484,453
                                                -------------      -------------
Operating expenses:
  Selling, general, and administrative             2,841,118          2,569,522
  Depreciation expense                               168,503            175,613
                                                -------------      -------------
        Total operating expenses                   3,009,621          2,745,135
                                                -------------      -------------
Operating income                                     423,756            739,318

Other income (expense):
  Other, net                                         (22,235)             6,834
  Interest, net                                      (57,241)           (61,947)
                                                -------------      -------------
        Total other income (expense)                 (79,476)           (55,113)

Income before provision for income taxes             344,280            684,205
                                                -------------      -------------
Provision for income taxes                            62,493             81,923
                                                -------------      -------------
Net income                                      $    281,787       $    602,282
                                                -------------      -------------
                                                -------------      -------------
Net income per share                            $       0.05       $       0.11
                                                -------------      -------------
                                                -------------      -------------
Weighted average number of shares                  5,596,328          5,341,386



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                                    SIX MONTHS ENDED AUGUST 31,
                                                --------------------------------
                                                    1996               1995
                                                -------------      -------------
                                                 (UNAUDITED)        (UNAUDITED)

Revenues:
  Equipment and software                        $  4,845,914       $  5,106,355
  Maintenance and services                         6,773,603          4,956,469
                                                -------------      -------------
        Total revenues                            11,619,517         10,062,824
                                                -------------      -------------
Cost of sales:
  Equipment and software                           3,565,147          2,815,442
  Maintenance and services                         1,177,008            552,019
                                                -------------      -------------
        Total cost of sales                        4,742,155          3,367,461
                                                -------------      -------------
Gross profit                                       6,877,362          6,695,363
                                                -------------      -------------
Operating expenses:
  Selling, general, and administrative             5,321,000          5,079,787
  Depreciation expense                               350,857            338,901
                                                -------------      -------------
        Total operating expenses                   5,671,857          5,418,688
                                                -------------      -------------
Operating income                                   1,205,505          1,276,675

Other income (expense):
  Other, net                                         (12,938)             2,492
  Interest, net                                     (150,045)          (100,203)
                                                -------------      -------------
        Total other income (expense)                (162,983)           (97,711)

Income before provision for income taxes           1,042,522          1,178,964
                                                -------------      -------------
Provision for income taxes                           300,176            130,059
                                                -------------      -------------
Net income                                      $    742,346       $  1,048,905
                                                -------------      -------------
                                                -------------      -------------
Net income per share                            $       0.14       $       0.20
                                                -------------      -------------
                                                -------------      -------------
Weighted average number of shares                  5,482,705          5,186,240



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                                                 SIX MONTHS ENDED AUGUST 31,
                                                               ---------------------------------
                                                                  1996                1995
                                                              --------------     --------------
                                                               (UNAUDITED)         (UNAUDITED)
Net cash provided (used) by operating activities:
  Net income                                                $       742,346     $     1,048,905
  Adjustments to reconcile net income to net cash
   used by operations:
    Depreciation and amortization                                 1,078,802             824,326
    Allowance for doubtful accounts                                   8,174              14,920
    Deferred taxes                                                  212,563             150,000
    Changes in assets and liabilities:
     Accounts and other receivables                                  66,608            (586,083)
     Inventories                                                   (138,949)           (304,098)
     Prepaid expenses                                               127,156              (5,288)
     Accounts payable                                              (783,067)            195,498
     Accrued expenses                                              (286,959)           (161,338)
     Other accrued taxes                                           (109,880)             66,424
     Deferred revenues                                             (310,387)           (747,976)
     Income taxes payable                                           (49,323)             18,281
     Other                                                         (212,537)             13,750
                                                              --------------     --------------
        Net cash provided by operating activities                   344,547             527,321
                                                              --------------     --------------
Cash flow from investing activities:
  Capital expenditures                                             (403,340)         (1,119,818)
  Acquired and developed software                                (1,037,400)           (740,322)
                                                              --------------     --------------
        Net cash used by investing activities                    (1,440,740)         (1,860,140)
                                                              --------------     --------------
Cash flow from financing activities:
  Payments on notes payable                                        (157,744)            (91,465)
  Proceeds from borrowing                                           747,292           1,362,022
  Deferred stock offering costs                                    (525,153)          -
  Issuance of common stock                                          -                   152,865
  Reclassification of notes receivable from related party           -                    82,000
                                                              --------------     --------------
        Net cash provided by financing activities                    64,395           1,505,422
                                                              --------------     --------------
Net (decrease) increase in cash                                  (1,031,798)            172,603
                                                              --------------     --------------
Effect of exchange rates on cash                                     (3,373)              2,439
                                                              --------------     --------------
Cash and cash equivalents at beginning of period                  1,261,153              85,845
                                                              --------------     --------------
Cash and cash equivalents at the end of the period            $     225,982       $     260,887
                                                              --------------     --------------
                                                              --------------     --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In the opinion of management, the information furnished herein reflects all adjustments which are necessary for the fair presentation of the results for the
periods reported.   Certain information and footnote disclosure normally
included in financial statements prepared in accordance with generally accepted accounting principles has been omitted. It is suggested that these quarterly consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended February 29, 1996.

On April 16, 1996, the Company completed its acquisition of Smoky Mountain Technologies, Inc. ("Smoky Mountain") which designs, develops and markets payment-processing systems. The Company issued 500,000 shares of its common stock for all of the outstanding common stock of Smoky Mountain. This transaction has been accounted for as a pooling-of-interests. Generally accepted accounting principles prescribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. As such, the consolidated balance sheet at February 29, 1996 and the consolidated results of operations for the three and six months ended August 31, 1995 have been restated to reflect the acquisition. Certain prior year amounts presented in the consolidated financial statements have been reclassified to conform to current presentation.

CONVERTIBLE NOTES

426,813 shares of common stock were issued upon conversion of the remaining $1,980,000 principal balance of convertible notes and accrued interest thereon during the six months ended August 31, 1996.

3.  RELATED PARTY TRANSACTIONS

On August 31, 1996, the Board of Directors approved the exchange of 68,626 shares of the Company's common stock in lieu of $378,130 of indebtedness owed to the Company by certain officers and affiliated companies. These shares are held as treasury stock at August 31, 1996.

4.  STOCK OFFERING

On September 18, 1996, the Company filed a registration statement on Form S-1 to sell an additional 2,100,000 shares of common stock (2,415,000 shares if the underwriters over-allotments are exercised in full). The proceeds from the stock offering will be used for repayment of certain outstanding indebtedness, working capital and other general corporate purposes, including potential acquisitions. As of August 31, 1996, the company has incurred costs associated with the offering totaling $525,153 which have been deferred and recorded in current assets. These costs will be offset with the proceeds from the stock offering and the net proceeds will be included in stockholders' equity upon conclusion of the offering.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN PART I OF THIS REPORT AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES INCLUDING ECONOMIC, COMPETITIVE AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES, AS WELL
AS OTHER FACTORS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.   THESE
AND OTHER FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED.

OVERVIEW

     UniComp provides information technology services to businesses located primarily in the United Kingdom and platform-migration software and payment-processing systems to users in North America and Europe.

     During each of the last three fiscal years, approximately 80% of the Company's total revenues were derived from its international operations. Denomination of the Company's revenues and expenses are generally in corresponding currencies. As a result, the Company has not hedged against foreign currency exchange rate risks to date.

     Cost of sales for maintenance and information technology services includes supplies, parts, subcontractors and other direct costs of delivering the services, except for salary costs, which are included in selling, general and administrative expenses. Cost of sales for computer equipment and supplies consists of the actual cost of the products sold. Cost of sales for software licensing includes amortization of capitalized software development costs, as well as any royalties payable on embedded technologies. The Company amortizes capitalized software development costs over the estimated life of the product, generally three to four years. Gross margins can increase significantly as software licensing revenues increase over amortization costs.

     Selling, general and administrative expenses include salaries and related costs for all employees, travel, internal equipment, premises and marketing costs, as well as general office and administrative costs. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction of capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future. Although the Company expects the dollar amount of selling, general and administrative expenses to increase as the Company grows, it anticipates that these expenses will remain constant or decrease as a percentage of total revenues.

     In April 1996, the Company completed its acquisition of Smoky Mountain Technologies, Inc. ("Smoky Mountain") which designs, develops and markets payment-processing systems. The acquisition has been accounted for by the pooling-of-interests method. Generally accepted accounting principles prescribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. As such, the consolidated balance sheet at February 29, 1996 and the consolidated results of operations for the three and six months ended August 31, 1995 have been restated to reflect the acquisition.

     On August 1, 1995, the Company acquired certain assets and liabilities of Advec Limited ("Advec"), a provider of information technology services and ancillary products in Northern Ireland. The acquisition has been accounted for by the purchase method. As such, Advec's results of operations have been included since the date of acquisition.

RESULTS OF OPERATIONS

     REVENUES. Revenues for the six months ended August 31, 1996 increased to $11.6 million compared to $10.0 million for the comparable period in the prior fiscal year, an increase of $1.6 million or 15.5%.

     Revenues from maintenance and other information technology services increased to $6.8 million for the six months ended August 31, 1996 from $5.0 million for the comparable period in the prior fiscal year, an increase of $1.8 million or 36.7%. A portion of this increase was due to approximately $450,000 of additional maintenance and service revenues for the six months ended August 31, 1996 arising as a result of the Advec acquisition. The remainder of the increase was due to continued growth as the Company penetrates these markets. Revenues have continued to grow due to an increase in revenues from new and renewed hardware and software maintenance contracts, as well as an increase in services such as custom programming and implementation and consultancy.

     Revenues from sales of equipment and supplies remained consistent at $2.6 million for the six months ended August 31, 1996 and 1995. An increase in equipment revenues from the Advec acquisition of approximately $500,000 was offset by overall decreases in equipment sales from other divisions in Northern Ireland during the six months ended August 31, 1996. The Company has not focused its efforts on the sale of computer equipment and supplies due to their relatively low profit margins compared to its other revenue sources.

     Revenues from software licensing decreased slightly to $2.2 million for the six months ended August 31, 1996 compared to $2.5 million for the comparable period in the prior fiscal year, a decrease of $262,000 or 10.6%. This decrease was primarily due to the recognition for the six months ended August 31, 1995 of $950,000 of revenue associated with a large sale of platform-migration software to Siemens Nixdorf totaling $1.5 million for the fiscal year ended February 29,
1996.      In addition to the reduction in platform-migration revenues due to the large Siemens Nixdorf order in the prior year, UNIBOL36 licensing continues to decline with revenues of $680,000 for the six months ended August 31, 1996 compared to $990,000 for the comparable period in the prior fiscal year, a decrease of $310,000. The Company anticipates that the decline in the UNIBOL36 revenues will subside in the second half of fiscal year ending February 28, 1997 with the release of a version of UNIBOL36 supporting Windows NT which was release in September 1996 and is anticipated expand the UNIBOL36 market. This decrease was partially offset by revenues generated by UNIBOL400 of $215,000 for the first half of fiscal year ending February 28, 1997. UNIBOL 400 is beginning to gain market acceptance as the Company has several live end-user installs of the product.

     Revenues generated from payment-processing systems continue to grow as these products gain market acceptance. Revenues from payment-processing systems increased to $977,000 for the six months ended August 31, 1996 from $250,000 in the comparable period of the prior fiscal year, an increase of $727,000.

     INTERNATIONAL REVENUES. Revenues from international operations, principally in the United Kingdom, increased to $9.4 million for the six months ended August 31, 1996 from $8.9 million for the comparable period in the prior fiscal year, an increase of $481,000 or 5.4%. This increase was primarily attributable to increased revenues arising as a result of the Advec acquisition and increased revenues from additional contracts and the renewal of existing contracts offset by a decline in revenues from the sale of platform-migration software as a result of the large sale to Siemens Nixdorf and an overall decrease in platform-migration revenues.

     Revenues in the United States increased to $2.2 million for the six months ended August 31, 1996 from $1.1 million for the comparable period in the prior fiscal year, an increase of $1.1 million or 97.6%. This increase was primarily due to a $749,000 increase in revenues from the payment-processing division for the first half of fiscal year 1997. Additionally, domestic revenues from the UNIBOL division increased to $945,000 for the six months ended August 31, 1996 from $632,000 in the comparable period of the prior fiscal year, and increase of $313,000.

     GROSS PROFIT. Gross profit for maintenance and other information technology services declined slightly to 82.6% of maintenance and service revenues for the six months ended August 31, 1996 from 88.8% for the comparable period in the prior fiscal year due principally to pricing pressure caused by more competitive market conditions on bids for new and renewed contracts.

     Gross profit for equipment and software declined to 26.4% of equipment and software revenues for the six months ended August 31, 1996, compared to 44.9% or the comparable period in the prior fiscal year. The decrease in gross margin on equipment and software was principally due to an increase in amortization of approximately $200,000 on capitalized software based on the first release of UNIBOL400 in the fourth quarter of the fiscal year ended February 29, 1996 and the decline in software licensing revenues described above. These margins are expected to increase in future periods UNIBOL400 and payment-processing systems gain additional market acceptance and licensing revenues increase.

     OPERATING EXPENSES. Selling, general and administrative expenses increased to $5.3 million for the six months ended August 31, 1996 compared to $5.1 million for the comparable period in the prior fiscal year, and increase of $241,000 or 4.7%. Selling, general and administrative expenses as a percentage of total revenues improved to 46.0% for the six months ended August 31, 1996 compared to 50.5% for the comparable period in the prior fiscal year. The largest component of the Company's selling, general and administrative expenses consisted of employee salaries and related costs, which were $4.1 million for the six months ended August 31, 1996 compared to $3.9 million for the six months ended August 31, 1995.

     OTHER EXPENSES. Other expense was $163,000 for the six months ended August 31, 1996 as compared to $98,000 for the comparable period in the prior fiscal year. The interest expense component increased to $150,000 for the six months ended August 31, 1996 from $100,000 for the comparable period in the prior fiscal year. The increase in interest expense was principally due to interest costs associated with the $2.0 million principal amount of 7.0% convertible notes issued in December 1995. All of these notes have been converted into shares of the Company's common stock as of August 31, 1996.

     TAXES. The effective income tax rate (income taxes expressed as a percentage of pretax income) was 28.8% for the six months ended August 31, 1996, compared to 11.0% for the comparable period in the prior fiscal year. This increase was principally due to the fact that the Company became fully taxable after the elimination of the valuation allowance on the Company's deferred tax asset during fiscal year ended February 28, 1996, which has resulted in an increase in the tax provision for the first half of fiscal year 1997 to $300,000 from $130,000 for the comparable period in the prior fiscal year, an increase of $170,000. Upon completion of an examination by the Inland Revenue Bureau in the second quarter of fiscal year 1997, the Company recorded a tax credit of $51,000. The Company's effective income tax rate exclusive of this tax credit was 33.7%.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended August 31, 1996, the Company generated cash from operations of $345,000 compared to $527,000 for the same period a year ago. During the six months ended August 31, 1996, the Company expended $403,000 for capital improvements. Capital expenditures for the comparable period in the prior year were $1,120,000, or a decrease of $667,000. During the second quarter of the prior year the company acquired a building in Belfast, Northern Ireland which houses certain of the Company's operations. Other significant investing expenditures in the first six months of fiscal year ending February 28, 1997 included capitalization of internally developed software of approximately $1,037,000.

     Significant sources of cash from financing activities include, additional borrowings on the short term line of credit in the United Kingdom of $300,000 for general corporate purposes and borrowings of $440,000 in the United States primarily for working capital requirements of its newly acquired subsidiary, Smoky Mountain.

     During the six months ended August 31, 1996, all of the remaining $1,980,000 convertible notes were converted into 426,813 shares of the Company's common stock.

     In September, 1996, the Company filed a registration statement on Form S-1 to sell an additional 2,100,000 shares of common stock (2,415,000 shares if the underwriters over-allotments are exercised in full). The proceeds from the stock offering will be used to repay certain outstanding indebtedness, working capital and other general corporate purposes, including potential acquisitions.


     The Company believes that the proceeds from the offering, together with cash generated from increased profitability and available credit, if necessary, will be sufficient to meet its working capital needs both on a short and long-term basis. However, the Company's capital needs will depend on many factors, including the Company's ability to maintain the trend of profitable operations, the need to develop and improve products, and various other factors. Depending on its working capital requirements, the Company may seek additional financing through debt or equity offerings in the private or public markets at any time. The Company's ability to obtain additional financing will depend on its results of operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that financing will be available or, if available, will be on terms acceptable to the Company.

SEASONALITY AND INFLATION

The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income may vary. Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. The Company believes that these have not had a material effect on the Company's operations or its financial condition.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     EXHIBIT               DESCRIPTION
     -------          -----------
     27.1      Financial Data Schedule (SEC use only)

     (B)  REPORTS ON FORM 8-K

     None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.

/s/ L. Allen Plunk                                          October 15, 1996
-----------------------------                               -------------------
L. Allen Plunk                                              Date
Chief Financial Officer

                                  UNICOMP, INC.

                                  EXHIBIT INDEX


27.1                Financial Data Schedule