Form 10-Q
period 1996-11-30
UNICOMP INC
filed 1997-01-14
CIK 792341

-------------------------------------------------------------------------------

                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the fiscal quarter ended November 30, 1996    Commission file number 0-15671



                                  UNICOMP, INC.
             (Exact name of Registrant as specified in its charter)





                    COLORADO                             84-1023666
          (State or other jurisdiction of   (I.R.S. Employer Identification No.)
           incorporation or organization)



          1850 PARKWAY PLACE, SUITE 925
                  MARIETTA, GA                             30067
    (Address of principal executive offices)             (zip code)




Registrant's telephone number:  (770) 424-3684

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No ____

The number of shares outstanding of the registrant's Common Stock as of January 10, 1996 was 6,761,845.

-------------------------------------------------------------------------------

                                  UNICOMP, INC.

                                      Index



PART I.   FINANACIAL INFORMATION                                      PAGE

     ITEM 1.  Financial Statements

          Consolidated Balance Sheets as of November 30, 1996
              and February 29, 1996                                   3

          Consolidated Statements of Operations for the
              three months ended November 30, 1996 and 1995           5

          Consolidated Statements of Operations for the
              nine months ended November 30, 1996 and 1995            6

          Consolidated Statements of Cash Flows for the
              nine months ended November 30, 1996 and 1995            7

          Notes to the Consolidated Financial Statements              8

     ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations          9

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                            14

Exhibit Index                                                         15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
___________________________________


UNICOMP, INC. AND  SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 1996 AND FEBRUARY 29, 1996

                                                              NOV. 30,       FEB. 29,
                                                               1996           1996
                                                            -----------     ---------
                                                            (UNAUDITED)     (AUDITED)
                  ASSETS
Current Assets:
 Cash and cash equivalents                                  $  5,921,447    $  1,261,153
 Accounts and other receivables:
  Trade, net of allowance of $171,140 and $137,878
   as of November 30, 1996 and February 29, 1996,
   respectively                                                5,768,627       4,721,909
  Related party receivables                                        --            404,478
  Other receivables                                              362,829         205,636
 Inventories                                                     847,541         715,944
 Prepaid expenses                                                648,250         852,050
 Other assets                                                     96,400         171,396
                                                           -------------    ------------

  Total current assets                                        13,645,094       8,332,566
                                                           -------------    ------------

Property and equipment, net                                    2,608,020       2,401,969
                                                           -------------    ------------


Other assets:
 Acquired and developed software, net of accumulated
  amortization of $2,402,040 and $1,371,355 as of
  November 30, 1996 and February 29, 1996,
  respectively                                                 5,398,673       4,802,724
 Goodwill, net of accumulated amortization of
  $84,708 and $57,345 as of November 30, 1996 and
  February 29, 1996, respectively                                745,542         694,489
 Deferred tax asset                                              164,024         348,638
 Other                                                           446,679          91,667
                                                           -------------    ------------

  Total other assets                                           6,754,918       5,937,518
                                                           -------------    ------------

  Total assets                                             $  23,008,032   $  16,672,053
                                                           -------------   -------------
                                                           -------------   -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF NOVEMBER 30, 1996 AND FEBRUARY 29, 1996



                                                              NOV. 30,       FEB. 29,
                                                               1996           1996
                                                            -----------     ---------
                                                            (UNAUDITED)     (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                           $  2,443,850    $  2,128,526
 Accrued expenses                                                409,194       1,195,896
 Deferred revenues                                             1,301,083       1,662,864
 Lines of credit                                               1,828,777       1,078,933
 Income taxes payable                                            208,151         148,015
 Other accrued taxes                                             405,548         393,915
 Current portion of notes payable                                242,288         375,105
                                                           -------------    ------------

   Total current liabilities                                   6,838,891       6,983,254
                                                           -------------    ------------

Long-term liabilities:
 Notes payable                                                 1,027,802       1,072,926
 Convertible notes                                                 --          1,980,000
 Deferred income taxes                                           669,076         519,109
                                                           -------------    ------------

   Total long-term liabilities                                 1,696,878       3,572,035
                                                           -------------    ------------

   Total liabilities                                           8,535,769      10,555,289
                                                           -------------    ------------

Stockholders' equity:
 Common stock:  $.01 par value, authorized 25,000,000,
  issued and outstanding 7,090,245 and 5,163,432 at
  November 30, 1996 and February 29, 1996, respectively           70,902          51,634
Additional contributed capital                                13,953,663       6,229,829
Retained earnings                                              1,790,653         475,636
                                                           -------------    ------------

                                                              15,815,218       6,757,099

Treasury stock                                                (1,268,473)       (460,554)
Cumulative translation adjustment                                (74,482)       (179,781)
                                                           -------------    ------------

    Total stockholders' equity                                14,472,263       6,116,764
                                                           -------------    ------------

    Total liabilities and stockholders' equity             $  23,008,032   $  16,672,053
                                                           -------------   -------------
                                                           -------------   -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER30, 1996 AND 1995


                                                        THREE MONTHS ENDED NOVEMBER 30,
                                                     ------------------------------------
                                                              1996             1995
                                                     ------------------  ----------------
                                                          (UNAUDITED)       (UNAUDITED)


Revenue:
 Equipment and software                                  $  2,974,881       $  3,347,345
 Maintenance and services                                   3,650,227          3,243,968
                                                         ------------       ------------

    Total revenue                                           6,625,108          6,591,313
                                                         ------------       ------------

Cost of sales:
 Equipment and software                                     1,851,357          1,883,450
 Maintenance and services                                     579,423            571,417
                                                         ------------       ------------

    Total cost of sales                                     2,430,780          2,454,867
                                                         ------------       ------------

Gross profit                                                4,194,328          4,136,446
                                                         ------------       ------------

Operating expenses:
 Selling, general, and administrative                       3,017,189          3,060,544
 Depreciation expense                                         179,533            194,272
                                                         ------------       ------------

    Total operating expenses                                3,196,722          3,254,816
                                                         ------------       ------------

Operating income                                              997,606            881,630

Other income (expense):
 Other, net                                                     1,143             (3,816)
 Interest, net                                               (118,406)           (82,908)
                                                         ------------       ------------

               Total other income (expense)                  (117,263)           (86,724)

Income before provision for income taxes                      880,343            794,906
                                                         ------------       ------------

Provision for income taxes                                    307,673            102,838
                                                         ------------       ------------

Net income                                                 $  572,670         $  692,068
                                                         ------------       ------------
                                                         ------------       ------------

Net income per share                                          $  0.10            $  0.13
                                                         ------------       ------------
                                                         ------------       ------------

Weighted average number of shares                           5,808,614          5,355,236

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                         NINE MONTHS ENDED NOVEMBER 30,
                                                      ------------------------------------
                                                          1996                   1995
                                                      -----------            -------------
                                                      (UNAUDITED)              (UNAUDITED)

Revenue:
 Equipment and software                               $  7,820,795            $  8,453,700
 Maintenance and services                               10,423,830               8,200,438
                                                      ------------            ------------

    Total revenue                                       18,244,625              16,654,138
                                                      ------------            ------------

Cost of sales:
 Equipment and software                                  5,416,504               4,698,892
 Maintenance and services                                1,756,431               1,123,436
                                                      ------------            ------------

    Total cost of sales                                  7,172,935               5,822,328
                                                      ------------            ------------

Gross profit                                            11,071,690              10,831,810
                                                      ------------            ------------
Operating expenses:
 Selling, general, and administrative                    8,338,189               8,140,331
 Depreciation expense                                      530,390                 533,173
                                                      ------------            ------------

    Total operating expenses                             8,868,579               8,673,504
                                                      ------------            ------------

Operating income                                         2,203,111               2,158,306

Other income (expense):
 Other, net                                                (11,794)                 (1,324)
 Interest, net                                            (268,451)               (183,112)
                                                      ------------            ------------

               Total other income (expense)               (280,245)               (184,436)

Income before provision for income taxes                 1,922,866               1,973,870
                                                      ------------            ------------

Provision for income taxes                                 607,849                 232,897
                                                       -----------            ------------

Net income                                            $  1,315,017            $  1,740,973
                                                      ------------            ------------
                                                      ------------            ------------

Net income per share                                       $  0.24                 $  0.33
                                                      ------------            ------------
                                                      ------------            ------------

Weighted average number of shares                        5,591,341               5,282,025

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNICOMP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                         NINE MONTHS ENDED NOVEMBER 30,
                                                      ------------------------------------

                                                          1996                   1995
                                                      -----------            -------------
                                                      (UNAUDITED)              (UNAUDITED)

Net cash provided (used) by operating activities:
 Net income                                           $  1,315,017            $  1,740,973
 Adjustments to reconcile net income to net cash
  used by operations:
   Depreciation and amortization                         1,588,438               1,292,841
   Allowance for doubtful accounts                          33,262                  14,561
   Deferred taxes                                          334,581                 164,441
   Changes in assets and liabilities:
    Accounts and other receivables                      (1,210,984)             (1,487,195)
    Inventories                                           (131,597)               (450,895)
    Prepaid expenses                                       203,800                (348,883)
    Accounts payable                                       280,203                 332,252
    Accrued expenses                                      (786,702)                 38,477
    Other accrued taxes                                     11,633                 190,642
    Deferred revenues                                     (361,781)               (316,843)
    Income taxes payable                                    60,136                  (3,207)
    Other                                                 (358,432)               (270,089)
                                                      ------------            ------------

    Net cash provided by operating activities              977,574                 897,075
                                                      ------------            ------------

Cash flow from investing activities:
 Capital expenditures                                     (736,441)             (1,441,785)
 Business Acquisition                                         --                  (422,083)
 Acquired and developed software                        (1,626,634)             (1,135,322)
                                                      ------------            ------------

    Net cash used by investing activities               (2,363,075)             (2,999,190)
                                                      ------------            ------------

Cash flow from financing activities:
 Payments on notes payable                                (177,941)               (132,955)
 Proceeds from borrowing                                   749,844               1,959,681
 Issuance of common stock, net                           5,763,102                 169,565
 Purchase of treasury stock                               (394,509)                  --
 Reclassification of notes receivable from
  related party                                              --                     82,000
                                                      ------------            ------------

    Net cash provided by financing activities            5,940,496               2,078,291
                                                      ------------            ------------

Net (decrease) increase in cash                          4,554,995                 (23,824)
                                                      ------------            ------------

Effect of exchange rates on cash                           105,299                    (866)
                                                      ------------            ------------

Cash and cash equivalents at beginning of period         1,261,153                  85,845
                                                      ------------            ------------

Cash and cash equivalents at the end of the period    $  5,921,447               $  61,155
                                                      ------------            ------------
                                                      ------------            ------------

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

On April 16, 1996, the Company completed its acquisition of Smoky Mountain Technologies, Inc. ("Smoky Mountain") which designs, develops and markets payment-processing systems. The Company issued 500,000 shares of its common stock for all of the outstanding common stock of Smoky Mountain. This transaction has been accounted for as a pooling-of-interests. Generally accepted accounting principles require giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. As such, the consolidated balance sheet at February 29, 1996 and the consolidated results of operations for the three and nine months ended November 30, 1995 have been restated to reflect the combined entity. Certain prior year amounts presented in the consolidated financial statements have been reclassified to conform to current presentation.

2.  CONVERTIBLE NOTES

426,813 shares of common stock were issued upon conversion of the remaining $1,980,000 principal balance of convertible notes and accrued interest thereon during the nine months ended November 30, 1996.

3.  RELATED PARTY TRANSACTIONS

On August 31, 1996, the Board of Directors approved the exchange of 68,626 shares of the Company's common stock in lieu of $378,130 of indebtedness owed to the Company by certain officers and affiliated companies. These shares are held as treasury stock at November 30, 1996.

4.  STOCK OFFERING

On November 18, 1996, the Company completed a secondary offering of an additional 1,500,000 shares of common stock at $5.00 per share. The proceeds, net of underwriters discounts, commissions and expenses, were $5.8 million. The proceeds from the offering will be used for repayment of certain outstanding indebtedness, working capital and other general corporate purposes.

5.  PURCHASE OF COMMON STOCK

During the three months ended November 30, 1996, the Company purchased 80,000 shares of its common stock on the open market at a weighted average price of $4.93 per share. These shares are held in treasury at November 30, 1996. Subsequent to November 30, 1996, the Company purchased an additional 50,000 shares of its common stock on the open market at a weighted average price of $4.69 per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN ITEM 1 OF THIS REPORT AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES INCLUDING ECONOMIC, COMPETITIVE AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES, AS WELL AS OTHER FACTORS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THESE AND OTHER FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED.

OVERVIEW

     UniComp, Inc. (the "Company") provides information technology services and products to businesses located primarily in the United Kingdom and platform-migration software and payment-processing systems to users worldwide.

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

     Selling, general and administrative expenses include salaries and related costs for all employees, travel, internal equipment, premises and marketing costs, as well as general office and administrative costs. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction of capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future. Although the Company expects the dollar amount of selling, general and administrative expenses to increase as the Company grows, it anticipates that these expenses will remain consistent or decrease as a percentage of total revenues.

     In April 1996, the Company completed its acquisition of Smoky Mountain which designs, develops and markets payment-processing systems. The acquisition has been accounted for by the pooling-of-interests method. Generally accepted accounting principles require giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. As such, the consolidated balance sheet at February 29, 1996 and the consolidated results of operations for the three and nine months ended November 30, 1995 have been restated to reflect the acquisition.

     In the first nine months of fiscal year ending February 28, 1997, the Company began investing additional resources in sales and marketing efforts associated with the introduction and promotion of several new products which were released during the year including UNIBOL400 and UNIBOL36 NT. The Company also continues to expand its operations at Smoky Mountain particularly increasing the number of employees associated with sales, marketing, computer programming, and installation services. Additionally, the Company anticipates the hiring of additional sales and technical service personnel as the Company rolls out its new millennium service offering, GO2000, the Company's year 2000 solution which will be marketed to the Company's existing Unibol customer base of over 3,500 users worldwide and also to the estimated remaining 100,000 users of the IBM System/36. These activities have increased selling, general, and administrative expenses in advance of increases in revenue for the nine months ended November 30, 1996. While these additional expenditures will continue for the foreseeable future, the Company believes that additional revenue will be generated as the result of these activities and that these expenses as a percentage of total revenue will begin to decline.

RESULTS OF OPERATIONS

     REVENUE. Total revenue for the three months ended November 30, 1996 and 1995 remained consistent at $6.6 million while total revenue for the nine months ended November 30, 1996 increased to $18.2 million compared to $16.7 million for the comparable period in the prior fiscal year, an increase of $1.5 million or 9.6%.

     Revenue from maintenance and other information technology services increased to $3.6 million for the three months ended November 30, 1996 from $3.2 million for the comparable period in the prior fiscal year, an increase of $405,000 or 12.5%. Likewise, maintenance and services revenue increased to $10.4 million for the nine months ended November 30, 1996 from $8.2 million for the comparable period in the prior fiscal year, an increase of $2.2 million or 27.1%. The Company acquired Advec Limited ("Advec") on August 1, 1995. As a result, approximately $450,000 of additional maintenance and services revenue is included for the first five months of the current fiscal year which was not included in the prior year. The increase for the three month period and the remainder of the increase for the nine month period was principally due to an increase in revenue from new and renewed hardware and software maintenance contracts, as well as an increase in services such as custom programming, systems design and implementation, consultancy and the Company's new millennium service offering.

     Revenue from sales of computer equipment and supplies remained consistent for the three and nine months ended November 30, 1996 at $1.4 million and $4.0 million, respectively, compared to $1.6 million and $4.2 million, respectively, for the three and nine months ended November 30, 1995. As a result of the Advec acquisition, approximately $500,000 of additional equipment revenue is included for the first five months of the current fiscal year which was not included in the prior year. Increases from Advec were offset by overall decreases in equipment sales from other divisions in Northern Ireland. While computer equipment and supplies provide relatively low profit margins compared to the Company's other revenue sources, equipment is generally supplied as an adjunct to its software and services customers.

     Revenue from software licensing declined slightly for the three and nine months ended November 30, 1996 to $1.6 million and $3.8 million, respectively, from $1.7 million and $4.2 million, respectively, for the three and nine months ended November 30, 1995.

     Revenue generated from licensing platform migration software decreased to $1.9 million for the nine months ended November 30, 1996 from $3.8 million for the comparable period in the prior fiscal year. This decrease was primarily due to the recognition of $1.6 million in revenue during the nine months ended November 30, 1995 associated with a large sale of platform-migration software to Siemens Nixdorf. In addition to the reduction due to this large contract in the prior year, UNIBOL36 licensing continues to decline with revenues of $1 million for the nine months ended November 30, 1996 compared to $1.9 million for the comparable period in the prior fiscal year, a decrease of $900,000. The Company anticipates that the decline in the UNIBOL36 revenues will begin to subside with the recent release of a version of UNIBOL36 supporting Windows NT which was released in the third quarter of the current year and is anticipated to expand the UNIBOL36 market. This decrease was partially offset by revenue generated by sales of UNIBOL400 totaling $600,000 during the nine months ended November 30, 1996 ($385,000 of which was generated in the three months ended November 30, 1996) as the Company's distributors and resellers utilize and market this product and begin installations at customer sites.

     Software licensing revenue generated from payment-processing systems continues to grow dramatically as this segment expands in both market penetration for existing products and in market acceptance of new products. Revenue from payment-processing systems increased to $920,000 and $1.9 million, respectively, for the three and nine months ended November 30, 1996 from $172,000 and $420,000, respectively, in the comparable periods of the prior fiscal year, increases of 435% and 352%, respectively, for three and nine month periods.

     INTERNATIONAL REVENUE. Revenue from international operations, principally in the United Kingdom, remained consistent at $14.5 million for the nine months ended November 30, 1996 from $14.7 million for the comparable period in the prior fiscal year. Increases attributable to increased revenue arising as a result of the Advec acquisition and increased revenue from new contracts and the renewal of existing contracts was offset by a decline in revenue from the sale of platform-migration software as a result of the prior year's large sale to Siemens Nixdorf and the decrease in UNIBOL36 revenue as described above.

     Revenue in the United States increased to $3.8 million for the nine months ended November 30, 1996 from $2.0 million for the comparable period in the prior fiscal year, an increase of $1.8 million or 90%. This increase was primarily due to a $1.6 million increase in total revenue from the payment-processing division for the nine months ended November 30, 1996 to $2.1 million from $500,000 for the comparable period in the prior fiscal year.

     GROSS PROFIT. Gross profit for maintenance and other information technology services remained relatively consistent at 84.1% for the three months ended November 30, 1996 compared to 82.4% for the three months ended November 30, 1995. Gross profit for maintenance and other information technology services declined slightly to 83.1% for the nine months ended November 30, 1996 from 86.3% for the comparable period in the prior fiscal year due principally to pricing pressure caused by more competitive market conditions on bids for new and renewed contracts.

     Cost of sales for computer equipment and supplies for the three and nine months ended November 30, 1996 was $1.2 million and $3.5 million, respectively, compared to $1.4 million and $3.4 million, respectively, for the three and nine months ended November 30, 1995. Gross profit margin for computer equipment and supplies was 15.2% compared to 12.0%, respectively, for the three months ended November 30, 1996 compared to the three months ended November 30, 1995 and 13.0% compared to 18.5%, respectively, for the nine months ended November 30, 1996 compared to the nine months ended November 30, 1995. The fluctuations in gross profit margins is due to overall declining margins for computer equipment and peripherals and product mix which varies based on customer needs.

     Cost of sales for software for the three and nine months ended November 30, 1996 was $685,000 and $1.9 million, respectively, compared to $500,000 and $1.3 million, respectively, for the three and nine months ended November 30, 1995. Gross profit margin for the three month period ended November 30, 1996 was 57.2% compared to 71.5% for the comparable period in the prior fiscal year. For the nine months ended November 30, 1996, gross profit margin was 49.2% compared to 71.1% for the comparable period in the prior fiscal year. The decrease in gross profit margin on software was due to an increase in amortization expense on capitalized software due principally to the release of UNIBOL400 during the current year, the effect of the large sale to Siemens Nixdorf in the prior year, and the decline in software licensing revenue from the UNIBOL36 product. These margins are expected to increase in future periods as UNIBOL400 and payment-processing systems gain additional market acceptance and licensing revenues increase.

     OPERATING EXPENSES. Selling, general and administrative expenses remained consistent at $3.0 million for the three months ended November 30, 1996 and 1995 and increased slightly to $8.3 million for the nine months ended November 30, 1996 compared to $8.1 million for the comparable period in the prior fiscal year, and increase of $198,000 or 2.4%. Selling, general and administrative expenses as a percentage of total revenue improved to 45.7% for the nine months ended November 30, 1996 compared to 48.9% for the comparable period in the prior fiscal year. The largest component of the Company's selling, general and administrative expenses consisted of employee salaries and related costs, which were $6.3 million for the nine months ended November 30, 1996 compared to $6.1 million for the nine months ended November 30, 1995.

     INTEREST EXPENSES. Net interest expense increased to $268,000 for the nine months ended November 30, 1996 from $183,000 for the comparable period in the prior fiscal year. The increase in interest expense was principally due to interest costs associated with the $2.0 million principal amount of 7.0% convertible notes issued in December 1995. All of these notes were converted into shares of the Company's common stock during the nine months ended November 30, 1996.

     TAXES. The effective income tax rate (income taxes expressed as a percentage of pretax income) was 31.6% for the nine months ended November 30, 1996, compared to 11.8% for the comparable period in the prior fiscal year. This increase was principally due to the fact that the Company became fully taxable after the elimination of the valuation allowance on the Company's deferred tax asset during fiscal year ended February 28, 1996, which has resulted in an increase in the tax provision for the first nine months of fiscal year 1997 to $608,000 from $233,000 for the comparable period in the prior fiscal year, an increase of $375,000.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended November 30, 1996, the Company generated cash from operations of $978,000 compared to $897,000 for the same period a year ago. During the nine months ended November 30, 1996, the Company expended $740,000 for capital improvements compared to $1.44 million for the nine months ended November 30, 1995, or a decrease of $700,000 over the current year. During the second quarter of the prior fiscal year the Company acquired a building in Belfast, Northern Ireland for approximately $600,000 which houses certain of the Company's operations. Other significant investing expenditures in the first nine months of fiscal year ending February 28, 1997 included capitalization of internally developed software of approximately $1,630,000, an increase of $500,000 over the same period in the prior year principally due to capitalization of new products being developed from the payment-processing division.

     During the nine months ended November 30, 1996, significant sources of cash from financing activities included, additional borrowings on the short term lines of credit in the United

States and United Kingdom of $750,000 primarily for working capital requirements of Smoky Mountain and general corporate purposes. Additionally, on November 18, 1996, the Company completed a secondary offering of an additional 1,500,000 shares of common stock at $5.00 per share (the "Offering"). The proceeds, net of underwriters discounts, commissions and expenses, were $5.8 million. The proceeds from the Offering will be used for repayment of certain outstanding indebtedness, working capital and other general corporate purposes.

     During the nine months ended November 30, 1996, all of the remaining $1,980,000 convertible notes were converted into 426,813 shares of the Company's common stock.

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

UNICOMP, INC.

/s/ L. Allen Plunk                                     January 14, 1996
-----------------------                                ---------------------
L. Allen Plunk                                         Date
Chief Financial Officer

                                 UNICOMP, INC.

                                 EXHIBIT INDEX


27.1                Financial Data Schedule (SEC use only)