Form 10-K
period 1997-02-28
UNICOMP INC
filed 1997-05-29
CIK 792341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997
                                      or
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________________ TO________________


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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $0.01 per share
                       (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES /X/  NO / /
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,000,000 on May 27, 1997.

The number of shares outstanding of the registrant's Common Stock as of May 27, 1997 was 6,775,345.

Documents incorporated by reference:

Specified sections of the registrant's 1997 Proxy Statement in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference in
Part III herein.

                                   PART I

ITEM 1. BUSINESS

Overview

    UniComp, Inc. (the Company), founded in 1985, provides information technology products and services to businesses located primarily in Northern Ireland, as well as, year 2000 conversion to services, platform-migration software and payment-processing systems to users worldwide. The Company's strategy is to emphasize its platform-migration and payment-processing software products and to expand its services business within its existing geographic markets. The Company believes this strategy will allow it to expand profit margins and to provide its high-quality information technology services to the broad and growing installed base of users of its platform-migration and payment-processing products.

    The Company has experienced significant growth, with total revenue growing to $25.1 million in fiscal year 1997 from $18.3 million in fiscal year 1995. In fiscal year 1997, approximately 64% of the Company's revenue was derived from providing computer equipment, support and various other information technology services, with more than 83% of revenue attributable to international operations, primarily in the United Kingdom.

    Information Technology Products and Services

    The worldwide information technology industry is characterized by rapid technological change, which often leads to increased costs required to maintain internal information technology resources capable of responding to such change. The Company believes that, as businesses strive to compete and utilize complex new technologies, more businesses will move toward outsourcing their information technology requirements. The Company believes that this movement will enhance its information technology services business.

    The Company provides information technology services including support services, installation and integration of software and hardware systems and outsourcing of information technology services. Support services consist of system upkeep including hardware and software support and maintenance, technical support and training. Installation and integration services include system consulting and design, custom software development, system installation and testing, as well as a broad range of systems configuration and integration services for computer networks. The Company also provides information technology services to businesses on an outsourced basis, thereby offering its customers an opportunity to reduce information technology overhead while continuing to respond to technological change. Outsourcing services include disaster recovery, facilities management and related information technology support services.

    The Company sells computer equipment specializing in equipment for the educational market in Northern Ireland. The Company also sells computer equipment to the corporate and government sectors primarily as an adjunct to its information technology services businesses.

    Year 2000 Conversion Services

    The year 2000 problem arises from the inability of software applications to effectively process programs that use two-digit data field format to represent a year. Unless these applications are modified, significant problems could occur due to the inability to properly interpret data fields (e.g., such applications may interpret "00" as the year "1900" rather than "2000"). In response to the increased awareness and demand for year 2000 solutions, the Company has recently expanded its services business with the release of GO2000 to address this potential market. The Company believes that it has a unique opportunity to market its GO2000 solutions to its installed base of users of its other products and services. The Company also anticipates that customer contacts developed in providing year 2000 solutions will provide opportunities for the Company to provide additional on-going products and services to such customers.

    Platform-Migration Software

    During the past several years, the computer industry has been moving from proprietary systems toward open and portable systems. The Company believes that decreasing prices, increasing functionality in information technology products and the inherent constraints of proprietary platforms have contributed to increased market acceptance of open systems and customer demand for information technology products based on such systems. Changing computing platforms from proprietary to open or portable systems, however, often results in significant disruption of business operations as users are retrained and software errors are discovered and corrected. Also critical is the potential loss of data contained in existing databases that may result from a change to new software applications.

    In response to the demand for software applications capable of running on multiple computing platforms, the Company has developed platform-migration software that rehosts code written for certain proprietary platforms to open computing platforms. The Company believes that its UNIBOL rehosting solution allows businesses and independent software vendors (ISVs) to migrate their software applications to open systems in a more cost-effective manner than competing methodologies. Rehosting enables businesses to retain their investment in existing software and databases. Rehosting also allows ISVs to expand their market opportunities without replacing or rewriting applications, retraining or replacing software developers or incurring the cost and disruption of re-engineering their products.

    Payment-Processing Systems

    Electronic payment processing refers to the sequence of activities that occur among a customer, a merchant and a payment processor when goods or services are sold. Electronic payment processing for commercial businesses has grown rapidly in recent years as a result of an increased usage of credit and debit cards and wider acceptance of such cards among merchants. Advances in payment-processing and telecommunication technologies have also been key factors contributing to such growth. The Company believes that the transition from paper-based to electronic-based payment processing provides greater convenience to merchants and consumers, reduces fees charged to merchants and facilitates faster, more accurate settlement of payments.

    Payment-processing systems include the software and hardware combinations that allow electronic settlement of payment transactions. The Company designs, develops and markets payment-processing systems that provide merchants a high degree of hardware independence by supporting a variety of hardware platforms, including personal computers, point-of-sale terminals and other peripheral devices. Additionally, the Company's payment-processing systems provide merchants a high degree of independence by supporting all major payment processors. The Company's strategy in the payment processing market is to focus its sales and marketing efforts on the relatively small number of large payment processors and hardware vendors.

Acquisition History

    In June 1992, for 1,500,000 shares of the Company's Common Stock, the Company acquired Arccom Management Systems, Inc. (d/b/a Unibol, Inc.), a Georgia corporation, largely owned by two of the Company's executive officers and directors, Messrs. Henry and Hafer, that had the exclusive right to market and sell the UNIBOL36 product in North America.

    In May 1993, the Company acquired for $4.1 million, ICS Computing Group Limited (ICGL), a United Kingdom holding company consisting of three subsidiary companies, one of which, Unibol, Ltd., is the developer of the UNIBOL36 and UNIBOL400 platform-migration software. The acquisition of ICGL also included two other subsidiaries specializing in the delivery of information technology products and services: ICS Computing Limited (ICS), specializing in vertical-market applications software and services, and Computer Maintenance Ireland Limited (CMI), providing independent hardware and software support, systems integration services, and training primarily in Northern Ireland.

    In September 1994, in exchange for assuming the net liabilities and forgiving a $200,000 working capital loan made by the Company to the seller, the Company acquired CI Computer Software Limited (CICS), a United Kingdom company that provides software consultancy and custom software applications for the IBM AS/400 marketplace in Northern Ireland.

    In August 1995, the Company acquired for $420,000 certain assets and liabilities of Advec Limited ("Advec"), a United Kingdom company specializing in hardware support and systems integration services.

    In April 1996, the Company acquired for 500,000 shares of the Company's Common Stock Smoky Mountain Technologies, Inc. (Smoky Mountain), a North Carolina corporation specializing in the development of payment-processing systems.

    In February, 1997, the Company acquired CEM Computers Limited (CEM) for $3.7 million, a United Kingdom company that provides computer equipment, independent hardware and software support, systems integration services and training primarily in Northern Ireland.

Markets

    Information Technology Products and Services

    The worldwide information technology industry is characterized by rapid technological change, which often leads to increased costs required to maintain internal information technology resources capable of responding to such change. The Company believes that the information technology markets in Northern Ireland, where the majority of the Company's information technology product and service customers are based, and the rest of the United Kingdom are regionally focused and highly fragmented, with the United Kingdom market being substantially larger than that of Northern Ireland. The Company believes that as companies strive to compete and utilize complex new technologies, more companies will move toward outsourcing their information technology requirements.

    Year 2000 Conversion Services

    Many organizations lack the internal resources to adequately address the year 2000 problem. A number of solution providers, including the Company, have developed special programs to meet the needs of year 2000 compliance. The Company believes that over the next three years, more and more organizations will be in need of cost-effective solutions for the year 2000 problem. As a result, the Company anticipates that demand for solution tools for the year 2000 problem will grow significantly. The Company also believes that, due to lack of internal resources, many businesses will seek to outsource the year 2000 conversion process to outside service providers. The year 2000 problem presents a significant marketing opportunity for the Company. The Company provides year 2000 compliance through its GO2000 methodology, a repeatable process that combines the Company's proprietary software tools with well defined procedures.

    Platform-Migration Software

    IBM's midrange computing platforms, the System/36 and AS/400, have served as popular computing solutions for business applications since IBM's introduction of these two systems in 1983 and 1988, respectively. While IBM discontinued producing the System/36 in 1988, industry publications estimate approximately 100,000 System/36 systems remained in use worldwide at the end of 1996. Industry publications also estimate that over 400,000 AS/400 systems were in use worldwide at the end of 1996. The installed base of AS/400 systems is estimated to increase by 40,000 to 50,000 systems per year for at least the next few years.

    In adopting IBM's midrange computing platforms, businesses, and the software vendors that support them, have invested substantial resources developing software applications that provide a wide variety of manufacturing, accounting and other information-management functions. According to industry sources, over 25,000 software applications have been developed for use on the AS/400 system. Development of software applications intended for use on IBM's midrange computing platforms continues, assisted by more than 8,000 ISVs that IBM estimates develop and market software applications for the AS/400 platform.

    IBM computing platform users and developers have historically been constrained by the nonportable and proprietary nature of IBM's operating systems. Software applications written for the System/36 and AS/400 platforms would not run on other computing platforms, including those using open operating systems such as UNIX, or other portable operating systems such as Windows NT. These other computing platforms often offer users significant advantages, including access to a wider range of software and hardware vendors, as well as increased system capacity, interoperability and scalability.

    Since the late 1980s, vendors of hardware and, to a lesser extent, software have experienced substantial price reductions of their products due to increased competition and the availability of alternative operating systems. The Company believes that decreasing prices and increasing functionality in information technology products have also led to increased market acceptance of open systems and customer demand for software applications based on such systems. The Gartner Group estimates that sales of server/host systems based on the UNIX and Windows NT operating systems will increase to $40 billion annually by the year 2000, up from an estimated $22 billion in 1996. Industry sources estimate that the UNIX and Windows NT software applications market is currently smaller, but growing faster, than the AS/400 software applications market.

    Changing computing platforms from proprietary to open or portable systems often results in significant disruption of business operations as users are retrained and errors in the new software are discovered and corrected. Even more critical to many businesses is the potential loss of data contained in existing databases that may result from a change to new software applications. ISVs must adapt to customer demands associated with increased popularity of new computing platforms. ISVs that have developed successful AS/400 software applications are faced with the challenge of migrating their products to new platforms to meet customer demands while maintaining their existing customer base for software applications running on the AS/400 platform.

    Approaches to migrating System/36 and AS/400 systems may be summarized as follows:

Refacing Refacing involves replacing the "green-screen" interface with a graphical user interface. Because refacing affects only the end-user interface, the source code must still be run on the original computing platform, thereby defeating the goal of many users to upgrade system performance, interoperability and scalability.

Re-engineering      Re-engineering requires rewriting existing software
                    applications to enable it to operate on a new computing
                    platform. Since this entails completely rewriting
                    software applications to meet customer requirements, it
                    often results in increased cost, risk of failure,
                    disruption and delay.

Packaged Solutions  Migrating to a new computing platform can a sometimes be accomplished by installing a software package that has been independently developed to run on open or portable platforms. While a substantial number of packaged software applications are available, businesses implementing this approach will often have to abandon their investment in existing databases and software and may incur substantial retraining costs. Additionally, substantial modifications to packaged software may be necessary to meet specialized customer needs. These modifications often result in increased cost, disruption and delay.

Rehosting           Rehosting, involves migration of software applications to
                    a new computing platform with minimal change to the
                    source code or user interface. Rehosting is achieved by
                    rebuilding software applications to run efficiently on
                    the new computing platform. This solution often enables
                    businesses to enjoy the continued use of their existing
                    programs and databases, reduce retraining costs and
                    obtain the advantages of a new computing platform. The
                    Company offers a rehosting solution through its UNIBOL
                    product line.

    Payment-Processing Systems

    The market for payment-processing systems has grown substantially over the last several years as electronic-based transaction settlement has begun to replace paper-based settlement. According to Credit Card News, a leading industry publication, the total U.S. credit-card charge volume for VISA and MasterCard was in excess of $530 billion in 1995 and represented in excess of 9 billion transactions, up from $440 billion and 7.6 billion transactions in 1994. The market for check verification services has also demonstrated rapid growth. The dollar volume of checks verified in 1995 increased over 18% to $178 billion from $151 billion in 1994.

    The payment-processing market is dominated by a few large transaction-processing and check verification organizations, the five largest of which, according to industry publications, accounted for almost 50% of the total United States market for electronic transaction processing.

Products and Services

    Information Technology Products and Services

    The Company provides a wide variety of information technology services including support services, installation and integration of software and hardware systems and outsourcing of information technology services. Support services consist of system upkeep including hardware and software support and maintenance, technical support and training. Installation and integration services include system consulting and design, custom software development, system installation and testing, as well as a broad range of systems configuration and integration services for computer networks. The Company also provides information technology services to businesses on an outsourced basis, thereby offering its customers an opportunity to reduce information technology overhead while continuing to respond to technological change. Outsourcing services include disaster recovery, facilities management and related information technology support services.

    The Company sells computer equipment specializing in equipment for the educational market in Northern Ireland. The Company also sells computer equipment to the corporate and government sectors primarily as an adjunct to its information technology services businesses.

    Year 2000 Conversion Services

    In the mid-1990s, several conferences and market pronouncements increased worldwide awareness of the impending year 2000 problem, also known as the "millennium bug." This problem arises from the inability of software applications to effectively process programs that use two-digit data field format to represent a year. The two-digit year format assumes that all dates are in the twentieth century. When twenty-first century dates are added to the equation, disastrous problems could occur due to the inability to properly interpret date fields (e.g., such applications may interpret "00" as the year "1900" rather than "2000"). Potential problems include inability to properly calculate interest, disappearance of long term orders, premature expiration of life insurance and annuity policies, premature expiration of credit cards and ATM cards, birth dates overtaking retirement dates, and many other disruptive date-sensitive functions. Resolving a year 2000 problem is a highly time- and labor-intensive project often requiring software professionals to analyze millions of lines of code. The Gartner Group has estimated that it will cost the public and private sectors between $300 and $600 billion worldwide to initiate appropriate year 2000 conversions. The cost to the U.S. government alone is estimated to be over $30 billion.

    Many organizations lack the internal resources to adequately address the year 2000 problem. A number of solution providers, including the Company, have developed special programs to meet the needs of year 2000 compliance. The Company believes that over the next three years, more and more organizations will be in need of cost-effective solutions for the year 2000 problem. As a result, the Company anticipates that demand for solution tools for the year 2000 problem will grow significantly. The Company also believes that, due to lack of internal resources, many companies will seek to outsource the year 2000 conversion process to outside service providers.

    The year 2000 problem presents a significant marketing opportunity for the Company. The Company provides year 2000 compliance through its GO2000 methodology, a repeatable process that combines the Company's proprietary software tools with well defined procedures. The GO2000 methodology involves six phases (i) Inventory and Estimate (ii) Impact Analysis (iii) Build and Unit Test (iv) Application Test (v) Implementation; and (vi) Post Implementation Support. The Company's approach to each of these phases is discussed below.

Inventory & Estimate  The Company analyses the requirements to prepare the customer's suite of application programs and files to be year 2000 compliant. The GO2000 program suite searches each library in the application for potential year 2000 sensitive lines of code. The program then reports the total lines of code and the total lines that are potentially sensitive to the year 2000. A complexity analysis is also performed on the code.

Impact Analysis       The Company analyzes the customer's applications and
                      generates a GO2000 impact analysis report covering
                      numerous items including automatic code scan results,
                      analysis statistics, date hit analysis, data file
                      exposure, impact horizon, external interfaces,
                      complexity analysis, and analysts' observations. The
                      impact analysis also creates repositories which list
                      all programs and data files with date sensitive lines.
                      These repositories contain statistical information on a
                      per program basis (number of lines and number of
                      sensitive lines). The impact analysis will also flag
                      each program with comments identifying the sensitive
                      lines. At the conclusion of this phase, the Company
                      will create a plan of action for modifying the source
                      programs, discuss the customer's programming standards
                      and procedures, and set up unit testing standards for
                      programs changed by the GO2000 team.

Build & Unit Test     In the build & unit test phase, the Company uses the
                      information derived from the previous phases and
                      modifies the customers source code to accept dates
                      beyond the year 2000. Each program changed by the
                      GO2000 team is tested individually to ensure that the
                      program is year 2000 compliant. The programs will then
                      be further tested according to the standards jointly
                      created during the planning sessions with the customer.


Application Test      In the application test phase the Company will review
                      testing and reporting methodology with the customer's
                      IT staff. Company personnel will also participate in the on site testing sessions. These on site sessions will take place over a weekend when all production work will be stopped and the operating system date reset to a variety of dates before, on and after January 1, 2000.

Implementation      With the assistance of personnel from the customer's IT
                    staff the Company will initiate the transition from the
                    current applications to the year 2000 compliant
                    applications. This will include any data file conversions
                    necessitated by record layout modifications.

Post Implementation  Following the production installation, the Company will
                    Support support the customer in any post production implementation year 2000 issues which arise due to on-going changes or amendments to the application.

    The GO2000 approach to year 2000 compliance can be distinguished from the so-called "mass change" approach which involves the automatic expansion of all two digit date fields in all applications to four digit date fields. The GO2000 methodology, on the other hand, involves analysis of the impact of the year 2000 on each application and a determination of the most appropriate solution for each application. Under the GO2000 methodology, the Company's tools are utilized to help determine the technical feasibility of implementing program logic changes to particular applications that enable the applications to become year 2000 compliant without expanding date fields. The Company's tools are then utilized to assist in implementing date field expansion where appropriate and program logic changes where appropriate. The GO2000 approach typically involves more time and effort in the planning phase of the process, while the mass change approach typically involves considerably more time and effort in the correction and testing phases. Since the source correction and testing phases tend to be much larger and more labor intensive than the planning phase, the mass change approach can result in significantly higher costs to the customer.

Platform-Migration Software

    The Company designs, develops and markets platform-migration software under its UNIBOL brand.

    UNIBOL36. The UNIBOL36 system rehosts software applications written in RPG or COBOL, and related data, from IBM's System/36 to UNIX or Windows NT systems.

    UNIBOL400. The UNIBOL400 system rehosts software applications written in RPG or COBOL, and related data, from IBM's AS/400 to UNIX systems. The Company released UNIBOL400 Version 2.0, the first version released for widespread commercial distribution, in November 1996. The Company is currently developing an AS/400-to-Windows NT migration solution.

    Advantages of the UNIBOL rehosting solution include:


Versatility         The UNIBOL36 system enables the migration to open systems
                    of applications software written in either RPG or COBOL
                    languages. The Company currently offers the UNIBOL36
                    system on most major UNIX platforms, including IBM
                    RS/6000, HP9000, Siemens Nixdorf RM Series, DEC Alpha,
                    Sun Sparcstation, Data General Aviion and Intel/SCO UNIX.

                    The UNIBOL400 system currently supports applications software written in RPG or COBOL. The UNIBOL400 system is currently available on the IBM RS/6000, HP9000, Siemens Nixdorf RM
                    Series, Sun Ultra Sparc and the Data General Aviion UNIX hardware platforms.

                    In August 1996, the Company released its UNIBOL36 NT product, which migrates software applications from the System/36 to the
                    Windows NT platform. The Company expects to release a version of UNIBOL400 that supports Windows NT late in fiscal year 1998.

User Interface      The UNIBOL systems preserve the "look and feel" of the
                    legacy system's user interface, thereby saving businesses
                    that are migrating to a new computing platform
                    substantial retraining, documentation and technical
                    support costs. By enabling the use of a single set of
                    end-user documentation, this feature allows for efficient
                    technical support of software applications running on
                    multiple computing platforms.

Developer Interface The UNIBOL systems offer software developers many
                    System/36- and AS/400-style development tools, as well as access to native UNIX development facilities. This feature facilitates the transition from a System/36 or AS/400 development environment to a UNIBOL environment on new computing platforms and allows further development of migrated applications software.

Native Environment  The UNIBOL36 and UNIBOL400 systems are native System/36 and AS/400 application development and execution environments for open systems, essentially replacing the functionality of the proprietary operating system under which the applications software was written. The Company believes that, as a native open-systems environment, the UNIBOL environment generally enables software applications to operate at least as efficiently as under the original proprietary operating system.

    Payment-Processing Systems

    The Company designs, develops and markets software and hardware systems to facilitate the processing of electronic payment transactions. Functions supported by the Company's payment-processing systems include credit, debit and purchase-card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification. To address the lack of interoperability that now exists among many vendors' hardware and software products, the Company's payment-processing systems are designed to provide payment processors and merchants with a high degree of hardware independence by supporting a variety of hardware platforms, including personal computers, certain point-of-sale terminals and other peripheral devices.

    The Company believes its Universal Payment Software to be the most critical component of its payment-processing systems. The Universal Payment Software facilitates transaction processing at merchant locations and operates on a variety of hardware platforms, including personal computers, the Company's Universal Payment Adapter Master Controller and certain electronic cash registers (ECRs). The Universal Payment Software facilitates a variety of functions, including credit, debit and purchase-card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification.

    The Company also designs, develops and markets a variety of ancillary hardware, software and related systems that comprise certain of its payment-processing systems. The Company's Universal Terminal Software acts as the application environment for a variety of point-of-sale peripherals, while the Universal Payment Host resides on a personal computer located at the payment transaction processor and collects data for authorization and settlement processing on the host computer as well as performs signature capture and retrieval functions. The Company's Universal Payment Adaptor Master Controller and Universal LAN Adapter products provide the hardware platforms on which the Universal Payment Software operates and support connectivity with up to 63 peripheral devices, including several types of point-of-sale terminals, ECRs, printers and other devices, as well as entire local area networks.

    The Company is developing enhancements and add-ons to its payment-processing systems to provide data collection for time and attendance reporting, inventory ordering, frequent shopper programs, electronic benefits processing and remote bill paying.

Product Development and Enhancement

    The computer industry is characterized by rapid technological change in computer hardware, operating systems and software. To keep pace with this change the Company dedicates considerable resources in the development of new product development and product enhancement. The majority of the Company's research and development for platform migration software and year 2000 conversion tools is performed in Northern Ireland while research and development for its payment processing systems is performed in the United States.

    The Company intends to continue to recruit and hire experienced software developers and to consider the acquisition of complementary software businesses and technologies. In addition, the Company will continue to actively collaborate with and support ISV's who offer products that enhance and complement the software products the Company offers.

    From time to time, the Company has delayed or briefly suspended product shipments to make programming corrections. These corrections, which are not unusual in the software industry, have generally been made to fix errors or "bugs" in the software. Additionally, there can be no assurance that the Company's development efforts will result in the timely introduction of new products or that such new products will be commercially successful. Failure to successfully develop new products, delays in the introduction of these products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business.

Marketing and Distribution

    Information Technology Products and Services

    As of February 28, 1997, the Company marketed and sold its information technology services through 21 direct sales and marketing personnel. The Company organizes its information technology services business such that each service technician maintains a direct relationship with certain of the Company's service customers. Specific marketing programs vary by target customer. The Company believes that its direct sales approach, including having Company service technicians serve as client-relationship managers, lead to better account penetration and management, better communications and long-term relationships with its clients and greater opportunities for follow-on sales of products and services to its existing client base. To date, the Company has focused its sales and marketing efforts for information technology services primarily on businesses in Northern Ireland.

    Year 2000 Conversion Services

    As of February 28, 1997, the Company marketed and sold its year 2000 conversion services, through 6 direct sales and marketing personnel. UNIBOL's direct sales force operates from the Company's offices in Belfast, Atlanta, and Dallas. The Company markets its year 2000 conversion services through direct mail, public relations, advertising programs, seminars, audio conferences, trade shows, newsletters and its Internet homepage. The Company plans to initially market its GO2000 conversion services to its existing installed base of over 3,500 UNIBOL36 customers. The Company will also market these services to the estimated 100,000 remaining users of the System/36 and 400,000 users of the AS/400. There are further opportunities for the Company marketing these services to businesses who have previously migrated to the AS/36 or to UNIX through means other than the Company's UNIBOL36 product. Additionally, the Company has entered into strategic relationships with major UNIX hardware system vendors, including Hewlett-Packard's CURE 2000 program. The Company believes that its multi-channel distribution strategy enables it to effectively market its platform-migration software and services to a wide range of potential customers.

    Platform-Migration Software

    As of February 28, 1997, the Company marketed and sold its platform-migration software and services through 14 direct sales and marketing personnel. UNIBOL's direct sales force operates from the Company's offices in Belfast, Atlanta, and Dallas. The Company markets its UNIBOL products and services through direct mail, public relations, advertising programs, seminars, audio conferences, trade shows, newsletters and its Internet homepage. In addition, the Company markets its platform-migration software through ISVs and independent distributors in over 30 countries. The Company has entered into strategic relationships with major UNIX hardware system vendors, including Hewlett-Packard, Siemens Nixdorf and Data General, as well as leading database providers such as Oracle. The Company believes that its multi-channel distribution strategy enables it to effectively market its platform-migration software and services to a wide range of potential customers.

    According to industry sources, there are more than 8,000 ISVs currently supporting applications software for the AS/400 platform. The Company believes that, by using the UNIBOL400 system, ISVs will be able to offer their software applications on open systems and other portable platforms. The Company believes it can accelerate market acceptance of its UNIBOL400 product by leveraging its reputation in the System/36 market and focusing on the ISV distribution channel. The Company also believes that, by using the ISV distribution channel, it will derive licensing revenue from both the initial sale to an ISV of the UNIBOL400 system and from subsequent license fees payable when an ISV licenses its migrated applications to end users.

    As of February 28, 1997, the Company had entered into licensing agreements with over 17 ISVs for the UNIBOL400 product. The Company believes these ISVs have developed significant software tools in their respective industries, which are often mission-critical, enterprise-wide software applications for a specific vertical market.

    Payment-Processing Systems

    As of February 28, 1997, the Company marketed and sold its payment-processing systems through 4 direct sales and marketing personnel. The Company is currently selling its payment-processing systems to some of the largest payment processors and check authorization organization in the United States. Because the target market for the Company's payment-processing systems consists of a small number of large transaction processors and point-of-sale hardware and software vendors, the Company's direct sales staff markets its payment-processing systems largely through system demonstrations and collateral sales materials.

Significant Customers

    No one of the Company's customers accounted for more than 10% of the Company's total revenues in any of its three most recent fiscal years.

Competition

    Information Technology Products Services

    The information technology products and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider of information technology products and services to the Northern Ireland marketplace. The market for the Company's information technology products and services is intensely competitive due primarily to low barriers to entry. The Company believes that the primary competitive factors in this market include familiarity with local customs and practices, price, technical expertise and reputation.

    The Company believes that it has many direct and indirect competitors, none of which is dominant in the Company's marketplace. The Company faces indirect competition from hardware manufacturers that service their own equipment such as Digital Equipment Company and IBM. The Company also faces direct competition from various independent information technology service providers in Northern Ireland. Some of the Company's current and potential competitors have longer operating histories and financial, sales, marketing, technical and other competitive resources that are substantially greater than those of the Company. As a result, the Company's competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to this market than the Company. Such competitors could also attempt to increase their presence in the Company's markets by forming strategic alliances with other competitors of the Company, offering new or improved products and services to the Company's customers or increasing their efforts to gain and retain market share through competitive pricing. As the markets in which the Company competes have matured, price competition has intensified and is likely to continue to intensify. Such price competition could adversely affect the Company's results of operations. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

    The Company believes that it competes by providing quality products and services at competitive prices and distinguishing itself from its competition on the basis of its technical expertise, vendor alliances, direct sales strategy and customer-service orientation. Based on the level of the Company's recurring business with many of its large customers, the Company believes that it compares favorably to many of its competitors with respect to the principal competitive factors set forth above.

    Year 2000 Conversion Services

    The market for the Company's year 2000 conversion services is highly competitive. The Company faces direct competition from other companies that provide year 2000 conversion services and indirect competition from businesses who will attempt to resolve their year 2000 problems in-house. There are a number of larger companies, including computer manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop a year 2000 methodology and application tools similar to those offered by the Company. These companies present a significant competitive challenge to the Company. Because the Company is focusing its year 2000 conversion services on customers utilizing software written for the System/36 and AS/400, many of the Company's competitors do not have the expertise in the programming languages for these systems or the breadth of solutions that the Company offers. The Company believes that it has advantages over these competitors due to the level of knowledge it has obtained over the past 15 years developing migration solutions targeted for applications originally written for these systems. The Company competes on the basis of its service, price, and technological advances and believes that it competes favorably in all of these categories.

    Platform-Migration Software

    The market for the Company's platform-migration software is highly competitive. The Company faces direct competition from other developers of rehosting solutions and companies that provide other migration solutions such as refacing, re-engineering and packaged software applications. There are a number of larger companies, including computer manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. These companies present a significant competitive challenge to the Company's platform migration business. Many of the Company's competitors do not offer the breadth of solutions that the Company offers. Additionally, many of the migration competitors can only migrate object code (instead of migrating source code as in the UNIBOL solution) which will not allow the end users to modify the code once it has been migrated to the new platform. The Company believes that its UNIBOL solutions provide end users with a wider variety of migration options while maintaining the source code and thereby conserving the ability of end users to update, enhance and modify the software application. The Company competes on the basis of its service, price, system functionality and performance and technological advances and believes that it competes favorably in all of these categories.

    Payment-Processing Systems

    The market for the Company's payment-processing systems is highly competitive. The Company believes that the principal competitive factors in the business include the ability to provide comprehensive, integrated payment-processing systems, product performance, time to market for new product introductions, adherence to industry standards, price, marketing and distribution resources. The Company believes that it competes favorably in all of these categories. There are a number of larger companies, including point-of-sale terminal manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. These companies present a significant competitive challenge to the Company's platform migration business.

Segment Information

    The Company operates in one business segment, the providing of computer hardware and software systems and services. The vast majority of the Company's revenue is generated from products and services provided in the United Kingdom and the United States, although the Company does have customers in over 30 countries. The following table illustrates the relative percentages of total revenue represented by the Company's products and services in the United Kingdom and the United States.


                                       Percent of Revenue, Fiscal Year Ended
                                    -------------------------------------------
                                     February 28,   February 29,   February 28,
                                         1995           1996           1997
                                    -------------  -------------  -------------

United Kingdom...................        84.7%          83.7%          83.3%

United States....................        15.3%          16.3%          16.7%
                                         -----          -----          -----

                                        100.0%         100.0%         100.0%


Employees

    As of February 28, 1997, the Company employed approximately 360 full time equivalents in the United Kingdom and the United States. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

    The Company leases office space in Marietta, Georgia, which totals approximately 10,745 square feet at an aggregate annual cost of approximately $225,000. The lease expires in September 2000 and contains a renewal option for one additional three-year term. The Company also owns office and warehouse space in Murphy, North Carolina.

    The Company leases three facilities in Belfast Northern Ireland totaling approximately 48,500 square feet of office and warehouse space at an annual cost of approximately $460,000 under separate leases expiring from 1999 through 2003. The Company also owns a facility in Belfast, Northern Ireland under a 10-year 8.25% variable rate mortgage loan with an outstanding principal balance as of February 28, 1997 of approximately $622,000. Annual payments on this loan are approximately $70,000.

    The Company believes that its current facilities are either adequate to meet its needs for the foreseeable future or that adequate space is readily available in all geographical areas in which the Company does business.

ITEM 3. LEGAL PROCEEDINGS

    In connection with its acquisition in 1993 of ICS Computing Group Limited, the Company incurred a claim by the seller related to pension overfunding. Based upon the advise of its United Kingdom solicitor, the Company believes that it has adequate defenses to this claim such that the expected outcome would not be material to the Company's financial condition or results of operations. Due to uncertainties of the legal process, however, no assurance can be made that the outcome of this case will be in accordance with the Company's expectations.

    The Company is not presently a party to any other material litigation and, to management's knowledge, no material litigation is threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders, held on January 21, 1997, the Company's stockholders approved the election of five Directors. The following is a summary of the voting for the Directors who were elected:



                                  Votes Cast       Votes Cast
                                      For            Against     Abstensions
                                 -------------    -------------  -----------
Stephen A. Hafer.................  5,763,405          19,286         --
J. Patrick Henry.................  5,758,405          24,286         --
B. Michael Wilson................  5,758,405          24,286         --
Nelson Millar....................  5,758,405          24,286         --
Thomas W. Zimmerer...............  5,756,655          26,036         --

                                    PART II

ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol UCMP. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported by the Nasdaq National Market. Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions.


                                                              High       Low
                                                           ---------  ---------
Fiscal Year 1997
Fourth Quarter ended February 28, 1997.................     $10.25      $3.50
Third Quarter ended November 30, 1996..................       6.31       4.25
Second Quarter ended August 31, 1996...................       7.63       5.00
First Quarter ended May 31, 1996.......................       8.63       6.25

Fiscal Year 1996
Fourth Quarter ended February 29, 1996.................     $ 8.50      $5.38
Third Quarter ended November 30, 1995..................       7.25       5.25
Second Quarter ended August 31, 1995...................       7.25       3.75
First Quarter ended May 31, 1995.......................       4.75       3.25

Fiscal Year 1995
Fourth Quarter ended February 28, 1995.................     $ 3.88      $3.00
Third Quarter ended November 30, 1994..................       4.13       2.88
Second Quarter ended August 31, 1994...................       4.13       2.25
First Quarter ended May 31, 1994.......................       6.13       3.38

    On May 27, 1997, the closing sale price of the Common Stock on the Nasdaq National Market was $8.875 per share. As of May 27, 1997, there were approximately 570 owners of record of the Common Stock. Because many of such shares may be held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

    The Company has never paid cash dividends on the Common Stock, and presently intends to retain any future earnings to finance its operations and expand its business. It therefore does not anticipate paying cash dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to the Company's statement of operations data for the fiscal years ended February 28, 1995, February 29, 1996 and February 28, 1997 and with respect to the Company's balance sheet data at February 29, 1996 and February 28, 1997 are derived from the audited consolidated financial statements of the Company included elsewhere herein and are qualified by reference to such consolidated financial statements and notes thereto. The selected consolidated financial data with respect to the statement of operations data for February 28, 1993 and 1994 and the balance sheet data at February 28, 1993, 1994 and 1995 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.


                                                                                Fiscal Year Ended
                                                              -----------------------------------------------------
                                                               Feb. 28,   Feb. 28,   Feb. 28,   Feb. 29,   Feb. 28,
                                                                1993       1994       1995       1996        1997
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (in thousands except per share data)
Statement of Operations Data:
Total revenue...............................................    $ 2,799    $12,206    $18,325    $22,291    $25,151
Cost of sales...............................................      1,787      5,407      6,443      7,978     10,493
                                                              ---------  ---------  ---------  ---------  ---------
Gross profit................................................      1,012      6,799     11,882     14,313     14,658
Operating expenses..........................................      2,009      5,195      9,665     11,758     12,584
                                                              ---------  ---------  ---------  ---------  ---------
Operating income (loss).....................................       (997)     1,604      2,217      2,555      2,074
Other expenses (income).....................................        (17)       139        100        293        236
                                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes..................................       (980)     1,465      2,117      2,262      1,838
Provision for taxes.........................................     --            255        495        203        312
                                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................................    $  (980)   $ 1,210    $ 1,622    $ 2,059    $ 1,526
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) per share.................................    $ (0.31)   $  0.28    $  0.34    $  0.40    $  0.26
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding.........................      3,192      4,344      4,710      5,188      5,971

Balance Sheet Data:
Total assets................................................    $ 1,550    $ 7,310    $ 9,958  $  16,672    $31,059
Working capital (deficit)...................................       (391)       656       (566)     1,349      1,706
Debt, including current portion.............................        503      1,798      1,656      4,507      8,982
Total shareholders' equity..................................        (35)     1,851      3,352      6,117     14,376


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Except for the historical information contained herein, Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other factors. These and other factors may cause actual results to differ materially from those anticipated.

Overview

    UniComp provides information technology products and services to businesses located primarily in Northern Ireland and platform-migration software and payment-processing systems to users worldwide. In fiscal year 1997, the Company generated $25.1 million in total revenue, of which $9.8 million was derived from information technology services and $6.2 million was derived from sales of computer equipment and supplies. The remaining $9.1 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, payment-processing systems and other verticle market software products. The Company expects revenue from software licensing to increase as a percentage of total revenue in the future as these relatively new software products penetrate their target markets and gain market acceptance.

    During each of the last three fiscal years, approximately 80% of the Company's revenue was derived from its international operations. Denomination of the Company's revenue and expenses are generally in corresponding currencies. As a result, to date, the Company has not hedged against foreign currency exchange rate risks.

    Cost of sales for maintenance and information technology services includes supplies, parts, subcontractors and other direct costs of delivering the services, except for salary costs, which are included in selling, general and administrative costs. Cost of sales for computer equipment and supplies consists of the actual cost of the products sold. Cost of sales for software licensing includes amortization of capitalized software development costs, as well as any royalties payable on embedded technologies. The Company amortizes capitalized software development costs over the estimated life of the product, generally three to four years. Gross margins can increase significantly as software licensing revenues increase over amortization costs.

    Selling, general and administrative expenses include salaries and related costs for all employees, travel, internal equipment, sales commissions, premises and marketing costs, as well as general office and administrative costs. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction in capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future. Although the Company expects the dollar amount of selling, general and administrative expenses to increase as the Company grows, it anticipates that these expenses will remain constant or decrease as a percentage of total revenue.

    During fiscal year 1997, the Company began investing additional resources in sales and marketing efforts associated with the introduction and promotion of several new products and services which were released during the year including UNIBOL400, UNIBOL36 NT, and year 2000 conversion services. The Company also continues to expand its payment processing operations particularly increasing the number of employees associated with sales, marketing, programming, support and installation services. Additionally, the Company anticipates the hiring of additional sales and technical service personnel as the Company further rolls out its year 2000 conversion services. These activities have increased selling, general, and administrative expenses in advance of increases in revenue. While these expenditures will continue for the foreseeable future, the Company believes that additional revenue will be generated as the result of these activities and that these expenditures as a percentage of total revenue will begin to decline.

    In February 1997, the Company completed its acquisition of CEM Computers Limited ("CEM") a provider of hardware and software support and systems integration primarily in Northern Ireland and is a reseller of computer systems primarily to the education and corporate marketplace. The acquisition has been accounted for by the purchase method. As such, CEM's results of operations have been included since the date of acquisition.

    In April 1996, the Company completed its acquisition of Smoky Mountain Technologies, Inc. ("Smoky Mountain") which designs, develops and markets payment-processing systems. The acquisition has been accounted for by the pooling-of-interests method. The consolidated financial data give retroactive effect to the pooling-of-interests with Smoky Mountain prior to the transaction date since it results in the most meaningful presentation of historical results. As such, the consolidated balance sheets at February 29, 1996 and at February 28, 1995 and 1994 and the consolidated results of operations for the fiscal years ended February 29, 1996 and February 28, 1995 and 1994 have been restated to present the resulting combined entity.

    On August 1, 1995, the Company acquired certain assets and liabilities of Advec Limited ("Advec"), a provider of information technology services and ancillary products in Northern Ireland. The acquisition has been accounted for by the purchase method. As such, Advec's results of operations have been included since the date of acquisition.

Results of Operations

    The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the fiscal years ended February 28, 1995, February 29, 1996 and February 28, 1997.


                                                                                   Fiscal Years Ended
                                                             -------------------------------------------------------------------
                                                                      2/28/95                2/29/96              2/28/97
                                                             ----------------------  --------------------- ---------------------
                                                                     (in thousands, except per share and percentage data)
Total Revenue..............................................  $  18,325       100.0%  $  22,291      100.0% $  25,151      100.0%
Cost of sales..............................................      6,443        35.2       7,978       35.8     10,493       41.7
                                                             ---------       -----   ---------  ---------  ---------  ---------
Gross profit...............................................     11,882        64.8      14,313       64.2     14,658       58.3
Operating expenses.........................................      9,665        52.7      11,758       52.7     12,584       50.0
                                                             ---------       -----   ---------  ---------  ---------  ---------
Operating income...........................................      2,217        12.1       2,555       11.5      2,074        8.3
Other expenses (income)....................................        100         0.5         293        1.3        236        1.0
                                                             ---------       -----   ---------  ---------  ---------  ---------
Income before taxes........................................      2,117        11.6       2,262       10.2      1,838        7.3
Provision for taxes........................................        495         2.7         203        0.9        312        1.2
                                                             ---------       -----   ---------  ---------  ---------  ---------
Net income.................................................  $   1,622         8.9%  $   2,059        9.3% $   1,526        6.1%
                                                             ---------       -----   ---------  ---------  ---------  ---------
                                                             ---------       -----   ---------  ---------  ---------  ---------


FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED TO FISCAL YEAR ENDED  FEBRUARY 29,
 1996

    REVENUE. Revenue for fiscal year 1997 increased to $25.1 million compared to $22.3 million for fiscal year 1996, an increase of $2.8 million, or 12.8%.

    Revenue from information technology services increased to $9.8 million for fiscal year 1997 from $9.1 million for fiscal year 1996, an increase of $0.7 million, or 7.9%, which was due principally to an increase in revenue from additional contracts and the renewal of existing contracts.

    Revenue from the sale of equipment and supplies increased to $6.2 million for fiscal year 1997 from $5.5 million for fiscal year 1996, an increase of $0.7 million, or 12.8%. The increase was principally due to $1.2 million in equipment revenue generated from CEM which was acquired in February 1997. CEM is one of the largest resellers of computer equipment to the educational sector in Northern Ireland. This increase was offset by overall decreases in the sale of computer equipment by the Company's existing operations which is generally supplied as an adjunct to its software and services customers and varies depending on customer needs.

    Revenue from software licensing and maintenance increased to $9.1 million for fiscal year 1997 compared to $7.7 million for fiscal year 1996, an increase of $1.4 million or 18.6%.

    Revenue generated from licensing platform migration software decreased to $3.3 million for fiscal year 1997 compared to $4.6 million for fiscal year 1996. This decrease was primarily due to the recognition of $1.6 million in revenue during fiscal year 1996 associated with a large sale of platform migration software to Siemens Nixdorf. Revenue generated in fiscal year 1996 excluding the sale to Siemens Nixdorf would have been $3.0 million, all of which related to UNIBOL36. UNIBOL36 licensing declined to $2.1 million for fiscal year 1997. The Company anticipates the decline in UNIBOL36 revenue will begin to subside with the recent release of a version of UNIBOL36 supporting Windows NT which is anticipated to expand the UNIBOL36 market. Additionally with the GO2000 millenium conversion initiative, the Company anticipates an increased interest from businesses to migrate from the System/36 to open platforms. This decline in revenue was offset by revenue generated by sales of UNIBOL400 totaling $1.2 million as the Company's resellers and distributors utilize and market this product which was released in February 1997.

    Revenue generated from payment-processing systems increased to $2.1 million for fiscal year 1997 compared to $.08 million for fiscal year 1996, and increase of $1.3 million, or 160%. Revenue generated from payment-processing systems has grown substantially as these products expand market penetration for existing products and gain market acceptance for new products. At the end of fiscal year 1997, the Company began a program to allow key customers the ability to outsource the installation, help desk, deployment and on-site support to the Company, thereby allowing these customers to focus on processing transactions rather than installing and maintaining equipment. Under the new program, one time license fees are replaced by monthly processing fees which ties the Company into a longer-term, recurring revenue relationship with these customers. In May 1997, the Company entered into an agreement where one of its customers requested that the Company allow it to return systems it had previously purchased to be installed under the new contract terms. Because total revenue expected to be generated from the customer over the next two to three years is anticipated to be significantly increased under the new program as compared to the one time license fee arrangement, the Company made a strategic decision to enter into the new agreement even though it called for the return of previously sold systems. As a result of this new agreement, during the fourth quarter the Company reversed $430,000 of revenue and the related cost as a result of the return provisions.

    INTERNATIONAL REVENUE. Revenue from international operations, principally in Northern Ireland, increased to $20.9 million for fiscal year 1997 from $18.7 million for fiscal year 1996, an increase of $2.2 million or 12.3%. Revenue from domestic operations increased to $4.2 million for fiscal year 1997 from $3.6 million for fiscal year 1996, an increase of $500,000, or 15.7%.

    GROSS PROFIT. Gross profit for information technology services increased slightly to 84.4% of services revenue for fiscal year 1997 from 81.2% for fiscal year 1996. Gross profit for equipment declined to 12.3% of equipment revenue for fiscal year 1997 compared to 22.2% for fiscal year 1996. Gross profit margins for services and equipment vary depending on customer demands and product mix.

    Gross profit for software decreased to 61.5% of software revenue for fiscal year 1997 compared to 74.3% for fiscal year 1996. Gross margins for software can increase significantly as software licensing revenues increase over amortization costs. The gross margin decline from fiscal year 1997 to 1996 is primarily attributed to the effect of the $1.6 million in revenue recognized in fiscal year 1996 associated with a large sale of platform-migration software to Siemens Nixdorf. Additionally, the Company incurred an increase of approximately $880,000 in amortization expense on internally developed software due to the release of the UNIBOL400 product in February, 1997. These margins are expected to improve in future periods as UNIBOL400 gains market acceptance and licensing revenues increase.

    OPERATING EXPENSES. Selling, general and administrative expenses increased to $11.8 million for fiscal year 1997 compared to $11.0 million for fiscal year 1996, an increase of $800,000 or 7.2%. $250,000 of this increase was related to increased costs associated with the CEM acquisition. Selling, general and administrative expenses as a percentage of total revenue improved slightly to 47.1% for fiscal year 1997 as compared to 49.6% for fiscal year 1996.

    OTHER EXPENSES. Interest, the primary component of other expenses, increased to $282,000 for fiscal year 1997 from $251,000 for fiscal year 1996, an increase of $31,000 or 12.1%. The increase in interest expense was due to the issuance of $2.0 million principal amount of 7.0% convertible notes in fiscal year 1996 and additional borrowings related to the acquisition of CEM. All of the notes were converted into shares of the Company's common stock during fiscal year 1997.

    TAXES. The effective income tax rate (income taxes expressed as a percentage of pretax income) was 17.0% for fiscal year 1997, compared to 9.0% for fiscal year 1996. During the fourth quarter of fiscal 1997, the Company recognized an income tax credit of $320,000 related to reduction of the cumulative deferred tax liability in the United Kingdom. The effective income tax rate for 1997 excluding this tax credit would have been approximately 35%.

FISCAL YEAR ENDED FEBRUARY 29, 1996 COMPARED TO FISCAL YEAR ENDED  FEBRUARY 28,
 1995

    REVENUE. Revenue for fiscal year 1996 increased to $22.3 million compared to $18.3 million for fiscal year 1995, an increase of $4.0 million or 21.6%.

    Revenue from information technology services increased to $9.1 million for fiscal year 1996 from $7.2 million for fiscal year 1995, an increase of $1.9 million or 25.7%. Revenue arising from the Advec acquisition contributed approximately $330,000 to such increase. The remainder of the increase was due principally to the effects of a full year of revenue from CI Computer Software Limited ("CICS"), which was acquired in September 1994, and an increase in revenue from additional contracts and the renewal of existing contracts.

    Revenue from the sale of equipment and supplies increased to $5.5 million in fiscal year 1996 from $4.1 million for fiscal year 1995, an increase of $1.4 million or 34.2%. The increase was principally due to a large sale to British Coal and the Advec acquisition.

    Revenue from software licensing and maintenance increased to $7.7 million for fiscal year 1996 compared to $6.5 million for fiscal year 1995, an increase of $1.2 million or 17.9%. During fiscal year 1996, the Company recognized approximately $1.5 million in revenue associated with a large sale of platform-migration software to Siemens Nixdorf. Software sales from payment-processing systems increased $430,000 with software revenue increasing to $790,000 for fiscal year 1996 from $360,000 for fiscal year 1995, an increase of 119.2%. These increases were partially offset by an overall decline in UNIBOL36 software revenue as this product reaches maturity.

    The foregoing were partially offset by the elimination of sound system revenue for fiscal year 1996 as a result of the divestiture of the Company's sound systems business in the prior fiscal year.

    INTERNATIONAL REVENUE. Revenue from international operations, principally in the United Kingdom, increased to $18.7 million for fiscal year 1996 from $15.5 million for fiscal year 1995, an increase of $3.2 million or 20.2%. Revenue from domestic operations increased to $3.6 million for fiscal year 1996 from $2.8 million for fiscal year 1995, an increase of $800,000 or 29.9%.

    GROSS PROFIT. Gross profit for information technology services declined slightly to 81.2% of services revenue for fiscal year 1996 from 85.7% for fiscal year 1995, primarily due to reduced profits attributable to increased price competition. Gross profit for equipment declined slightly to 22.2% of equipment revenue for fiscal year 1996 compared to 25.4% for fiscal year 1995. Gross profit margins for equipment and services vary depending on customer demands and product mix.

    Gross profit for software increased to 74.3% of software revenue for fiscal year 1996 compared to 68.8% for fiscal year 1995. Gross margins for software can increase significantly as software licensing revenues increase over amortization costs. The gross margin increase from fiscal year 1995 to 1996 is primarily attributed to the effect of the $1.6 million in revenue associated with a large sale of platform-migration software to Siemens Nixdorf and substantial improvement in gross margins associated with payment-processing systems as these products begin to penetrate their target markets with revenue growth of $430,000 from fiscal year 1995 to fiscal year 1996.

    OPERATING EXPENSES. Selling, general and administrative expenses increased to $11.0 million for fiscal year 1996 compared to $9.0 million for fiscal year 1995, an increase of $2.0 million or 22.6%. This increase was primarily related to increased salaries and related costs due to the full-year effect of the CICS acquisition for fiscal year 1996 and the effect of additional expenses from the date of the Advec acquisition. Selling, general and administrative expenses as a percentage of total revenue remained relatively constant at 49.6% for fiscal year 1996 as compared to 49.2% for fiscal year 1995.

    OTHER EXPENSES. Other expenses increased to $293,000 for fiscal year 1996 as compared to $100,000 for fiscal year 1995, an increase of $193,000. Interest, the primary component of other expenses, increased to $251,000 for fiscal year 1996 from $224,000 for fiscal year 1995, an increase of $27,000 or 12.1%. The increase in interest expense was due to the issuance of $2.0 million principal amount of 7.0% convertible notes in December 1995. The Company also initiated new borrowings from the Bank of Ireland related to the acquisition of a new building for Company operations in Belfast, Northern Ireland. Other income for fiscal year 1995 included the gain on the disposition of the Company's sound systems business of $154,000.

    TAXES. The effective income tax rate (income taxes expressed as a percentage of pretax income) was 9.0% for fiscal year 1996, compared to 23.4% for fiscal year 1995. Substantially all the tax expense recorded in fiscal year 1995 related to operations in Northern Ireland. Approximately $450,000 of tax expense was recorded for operations in Northern Ireland for fiscal year 1996. Additionally, in fiscal year 1996 approximately $55,000 of tax expense was recorded in the United States for certain state taxes and federal alternative minimum taxes. However, the $505,000 of total tax expense recorded for fiscal year 1996 was reduced by approximately $302,000 due to elimination of the deferred tax asset valuation allowance relating to the net operating loss carryforward in the United States. Based on the Company's earnings history and projected future taxable income, management determined that it was more likely than not that the balance of the deferred tax asset would be realized in future periods. Due to the elimination of the deferred tax asset valuation allowance, the effective income tax rate in future periods is expected to significantly increase.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced significant growth with total revenue growing to $25.1 million for fiscal year 1997, from $18.3 million for fiscal year 1994. During this period, the Company has met its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland.

    The Company has generated positive operating cash flows of $0.9 million, $2.5 million and $2.8 million for each of fiscal years 1997, 1996 and 1995. At February 28, 1997, the Company had approximately $3.8 million in cash and equivalents as compared to $1.3 million at February 29, 1996.

    During the fiscal year ended February 28, 1997, the Company expended $1.4 million for capital improvements. Other significant investing expenditures in fiscal year 1997 included the CEM acquisition for approximately $3.7 million, which was financed principally with debt, and capitalization of internally developed software costs of $2.5 million in fiscal year 1997 compared to $2.6 million in fiscal year 1996.

    On November 18, 1996, the Company completed a secondary offering of an additional 1,500,000 shares of common stock at $5.00 per share. The proceeds, net of underwriters discounts, commissions and expenses were $5.7 million.

    The Company issued $2.0 million principal amount of 7.0% convertible notes in fiscal year 1996. The proceeds from the convertible notes were used to acquire the rights to use and modify the source code of the database embedded in the UNIBOL400 product and for general working capital purposes. During fiscal year 1997, all the principal and related accrued interest thereon was converted into shares of common stock.

    The Company received grants to fund research and development from the government of Northern Ireland of approximately $388,000, $389,000 and $369,000 for fiscal years 1997, 1996 and 1995, respectively. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

    The Company believes that cash generated from operations and available credit, if necessary, will be sufficient to meet its working capital needs both on a short- and a long-term basis. However, the Company's capital needs will depend on many factors, including the Company's ability to maintain profitable operations, the need to develop and improve products, and various other factors. Depending on its working capital requirements, the Company may seek additional financing through debt or equity offerings in the private or public markets at any time. The Company's ability to obtain additional financing will depend on its results of operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that financing will be available or, if available, will be on terms acceptable to the Company.

SEASONALITY AND INFLATION

    The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income may vary. Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. The Company believes that these have not had a material effect on the Company's results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid change in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers demands. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand.

    This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continued success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the forgoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-24 attached hereto and incorporated herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's directors and executive officers are as follows:


NAME                                                       AGE      POSITION
----                                                       ---      --------
Stephen A. Hafer......................................     48       Chairman of the Board, President and Chief Executive
                                                                    Officer
J. Patrick Henry......................................     43       President of Unibol, Inc. and Director
B Michael Wilson......................................              President of Smoky Mountain Technologies, Inc. and
                                                                    Director
L. Allen Plunk........................................     26       Vice President of Finance and Chief Financial Officer
Nelson J. Millar......................................     59       Director
Thomas Zimmerer.......................................     55       Director


    STEPHEN A. HAFER. Mr. Hafer currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, positions he has held since January 1993. From July 1990 to January 1993, Mr. Hafer was the Company's Chief Financial Officer. Mr. Hafer has been Chairman of the Board of Linder Financial Corporation, an asset-based lending company, since November 1994 and President since September 1995. He has served as Treasurer of Foutz & Associates, a public relations company, since 1981 and as President and Chairman of Arccom Technologies, Inc., an investment holding company, since 1990. Mr. Hafer holds a B.S. in Accounting from Florida State University.

    J. PATRICK HENRY. Mr. Henry has been President of Unibol, Inc., which controls the Company's North and South American UNIBOL operations, since January 1992 and a Director of the Company since 1992. Mr. Henry first joined the Company in March 1991 as Vice President of Sales with seven years of data processing experience as a Marketing Manager at Burroughs Corporation. Mr. Henry holds a B.S. in Industrial Management from Georgia Institute of Technology and an M.B.A. in Finance from Georgia State University.

    B. MICHAEL WILSON. Mr. Wilson has been President of Smoky Mountain since October 1993, and a Director of the Company since January 1997. Mr. Wilson previously founded Lighthouse Technologies, Inc. in March 1992, which he merged into Smoky Mountain in October 1993. Mr. Wilson was manager of Research and Development for SK Technologies Corporation from 1989 to 1992.

    L. ALLEN PLUNK. Mr. Plunk was appointed as the Company's Chief Financial Officer in August 1996. From June 1992 until joining the Company, Mr. Plunk was with Coopers & Lybrand L.L.P., where he was most recently a manager and specialized in accounting and Securities and Exchange Commission reporting related to the software industry. Mr. Plunk is a Certified Public Accountant and holds a B.B.A. in Accounting from Harding University.

    NELSON J. MILLAR. Mr. Millar has been a Director of the Company since November 1994. Mr. Millar has been the President and owner of Trafalgar Management Consultants in Belfast, Northern Ireland since 1993. From September 1992 to May 1993, Mr. Millar acted as the Managing Director of the ICS Computing Group Limited, the group of companies that the Company acquired in May 1993. From 1976 to 1993, Mr. Millar was the Managing Director of CMI Limited, the systems integration subsidiary of ICS Computing Group Limited. Mr. Millar holds a Higher National Diploma in Business Studies from Queens University in Belfast, Northern Ireland, and is a member of the British Computer Society and Fellow of the Institute of Directors.

    THOMAS ZIMMERER. Dr. Zimmerer has been a Director of the Company since May 1994. Dr. Zimmerer holds the Allen and Ruth Harris Chair of Excellence in Business, and has served as Professor of Management, at East Tennessee State University since 1993. Dr. Zimmerer co-founded Clemson University's Emerging Technology and Marketing Center and has co-authored eight books and over 90 articles and professional papers. In addition, he has served as a consultant to over 75 United States and foreign corporations. Dr. Zimmerer holds a B.S.B.A. in Management and Economics from the American University in Washington, D.C., an M.S. in Economics from Louisiana State University and a Ph.D. in Management from the University of Arkansas.

    Information other than the listing of Directors and Executive Officers of the Company, which is set forth above, required under this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of the Form 10-K

    (1) Financial Statements
        Reports of Independent Certified Public Accountants
        Consolidated Balance Sheets as of February 28, 1997 and
          February 29, 1996
        Consolidated Statements of Operations for the years ended
          February 28, 1997, February 29, 1996, and February 28, 1995 Consolidated Statements of Stockholders' Equity for the years ended
          February 28, 1997, February 29, 1996, and February 28, 1995 Consolidated Statements of Cash Flow for the years ended
          February 28, 1997, February 29, 1996, and February 28, 1995
        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

        Report of Independent Certified Public Accountants

        Schedule II--Valuation and Qualifying Accounts

    All other schedules have been omitted as the required information is not applicable, the amounts are not significant or the information is set forth in the consolidated financial statements or the notes thereto.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended February 28, 1997.

Exhibits:


  EXHIBITS                             DESCRIPTION
-----------  ------------------------------------------------------------------

       3.1 Articles of Incorporation of the Registrant (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D) and incorporated herein by reference)

       3.2 Amendment to Articles of Incorporation changing the Registrant's name from Liberty Ventures, Ltd. to UniComp, Inc.
             (previously filed with Form S-18, filed April 15, 1986 (Reg. No.
             33-04906-D) and incorporated herein by reference)

       3.3 Amended and Restated Bylaws of the Registrant (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No.
             333-12209) and incorporated herein by reference)

      10.1   End-User Purchase Agreement between the Registrant and
             Hewlett-Packard dated October 25, 1994 (previously filed with
             Form 10-K/A amendment no. 2


  EXHIBITS                             DESCRIPTION
-----------  ------------------------------------------------------------------
             for the fiscal year ended February 28, 1994 and incorporated herein by reference)

      10.2   Business Partner Agreement between the Registrant and IBM dated
             March 1, 1994 (previously filed with Form 10-K/A amendment no. 2 for the fiscal year ended February 28, 1994 and incorporated herein by reference)

      10.3   Agreement between the Registrant and Siemens Nixdorf dated
             January 3, 1995 (previously filed with Form 10-K for the fiscal year ended
             February 28, 1995 and incorporated herein by reference)

      10.4   Agreement for Sale of a Business between the Registrant and Euro
             Software Limited dated September 25, 1995 for the acquisition of the assets of Advec Limited (previously filed with Form 10-K for the fiscal year ended
             February 29, 1996 and incorporated herein by reference)

      10.5   Offshore Warrant Agreement between the Registrant and First
             Bermuda Securities, Ltd. dated December 20, 1995 (previously filed with Form
             10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)

      10.6   Form of 7% Convertible Promissory Notes dated December 20, 1995 issued by the Registrant to certain offshore investors (previously filed with
             Form 10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)

      10.7   Stock Purchase Agreement between the Registrant and Smoky
             Mountain Technologies, Inc., dated April 16, 1996 (previously filed with Form
             8-K dated May 1, 1996, as amended, and incorporated herein by reference)

      10.8   Employment Agreements, dated April 16, 1996 between the
             Registrant and each of B. Michael Wilson and George Gruber, (previously filed with Form 8-K dated May 1, 1996, as amended, and incorporated herein by reference)

      10.9   Form of Indemnification Agreement used between the Registrant and members of the Board of Directors and executive officers of the
             Registrant (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)

     10.10   Agreement between Smoky Mountain Technologies, Inc. and the
             Atalla Division of Tandem, Inc. dated October 30, 1996 (previously filed with
             Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)

     10.11   Stock Purchase Agreement between the Registrant and Eurodis
             Electron Plc, dated February 20, 1997  (previously filed with Form 8-K on
             March 6, 1997 and incorporated herein by reference)

      21.1   Subsidiaries of the Registrant

      23.1   Consent of Independent Accountants

      27.1   Financial Data Schedule (for SEC use only)

                                     29

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marietta, State of Georgia, on the 29th day of May, 1997.

                                UNICOMP, INC.

                                BY:   /s/ L. ALLEN PLUNK
                                     -----------------------------------------
                                      L. Allen Plunk
                                      Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 29th day of May, 1997.


                   Signature                                                  Title
     ------------------------------------------       -------------------------------------------------------
                 /s/ STEPHEN A. HAFER
     -------------------------------------------        Chairman of the Board, President and Chief Executive
                   Stephen A. Hafer                       Officer (Principal Executive Officer)

                  /s/ L. ALLEN PLUNK
     -------------------------------------------        Chief Financial Officer (Principal Financial and
                    L. Allen Plunk                        Accounting Officer)

                 /s/ J. PATRICK HENRY
     -------------------------------------------        Director
                   J. Patrick Henry

                /s/ B. MICHAEL WILSON
     -------------------------------------------        Director
                  B. Michael Wilson

                 /s/ NELSON J. MILLAR
     -------------------------------------------        Director
                   Nelson J. Millar

                 /s/ THOMAS ZIMMERER
     -------------------------------------------        Director
                   Thomas Zimmerer


                         UNICOMP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                -----
Report of Independent Accountants..........................................................................     F-1

Consolidated Financial Statements:
    Consolidated Balance Sheets as of February 28, 1997 and February 29, 1996..............................     F-2
    Consolidated Statements of Operations for the years ended February 28, 1997, February 29, 1996 and
     February 28, 1995.....................................................................................     F-4
    Consolidated Statement of Changes in Stockholders' Equity for the years ended February 28, 1997,
     February 29, 1996 and February 28, 1995...............................................................     F-5
    Consolidated Statements of Cash Flows for the years ended February 28, 1997, February 29, 1996 and
     February 28, 1995.....................................................................................     F-6

Notes to Consolidated Financial Statements.................................................................     F-7

                       Report of Independent Accountants

To the Stockholders and Board of Directors of UniComp, Inc. and Subsidiaries:

    We have audited the consolidated financial statements and financial statement schedule of UniComp, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    The consolidated financial statements give retroactive effect to the merger of UniComp, Inc. and Smoky Mountain Technologies, Inc. on April 16, 1996, which has been accounted for as a pooling of interests as described in notes 1 and 3 to the consolidated financial statements.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniComp, Inc. and subsidiaries at February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statments taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
May 22, 1997

                                       F1

                         Unicomp, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                     ASSETS

                                                                                     February 28,   February 29,
                                                                                         1997           1996
                                                                                     -------------  -------------
Current assets:
    Cash and cash equivalents ($3 million restricted, see Note 1)..................  $   3,810,195  $   1,261,153
    Accounts and other receivables:
      Trade, net of allowance of $222,097 and $137,878 in 1997 and 1996,
        respectively...............................................................      9,924,738      4,721,909
      Receivables from related party...............................................        353,500        404,478
      Other receivables............................................................        150,611        205,636
    Inventory......................................................................      1,910,821        715,944
    Prepaid expenses...............................................................        802,304        625,020
    Deferred income taxes..........................................................         61,200       --
    Other..........................................................................         63,655        171,396
                                                                                     -------------  -------------
        Total current assets.......................................................     17,077,024      8,105,536
                                                                                     -------------  -------------
Property and equipment, net........................................................      4,124,800      2,401,969
                                                                                     -------------  -------------
Other assets:
    Acquired and developed software, net of accumulated amortization of $2,852,779
      and $1,371,355 in 1997 and 1996, respectively................................      5,846,712      4,802,724
    Goodwill, net of accumulated amortization of $125,946 and $57,345 in 1997 and
      1996, respectively...........................................................      3,161,431        694,489
    Prepaid pension................................................................        442,030        227,030
    Deferred income taxes..........................................................         99,346        348,638
    Other..........................................................................        307,438         91,667
                                                                                     -------------  -------------
        Total other assets.........................................................      9,856,957      6,164,548
                                                                                     -------------  -------------
        Total assets...............................................................  $  31,058,781  $  16,672,053
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                                       F2

                         Unicomp, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     February 28,   February 29,
                                                                                         1997           1996
                                                                                     -------------  -------------
Current liabilities:
    Accounts payable...............................................................  $   3,210,582  $   2,128,526
    Accrued expenses...............................................................      1,186,232      1,195,896
    Deferred revenue...............................................................      2,092,847      1,662,864
    Lines of credit................................................................      7,610,846      1,078,933
    Income taxes payable...........................................................        175,878        148,015
    Other accrued taxes............................................................        602,325        393,915
    Current portion of notes payable...............................................        492,428        375,105
                                                                                     -------------  -------------
        Total current liabilities..................................................     15,371,138      6,983,254
                                                                                     -------------  -------------
Long-term liabilities:
    Notes payable..................................................................        879,063      1,072,926
    Convertible notes..............................................................       --            1,980,000
    Deferred income taxes..........................................................        432,914        519,109
                                                                                     -------------  -------------
        Total long-term liabilities................................................      1,311,977      3,572,035
                                                                                     -------------  -------------
        Total liabilities..........................................................     16,683,115     10,555,289
                                                                                     -------------  -------------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock: $1 par value, authorized 5,000,000, none issued and
      outstanding at February 28, 1997 and February 29, 1996, respectively.........       --             --
    Common stock: $.01 par value, authorized 25,000,000, issued and outstanding
      6,887,845 and 5,163,432 at February 28, 1997 and February 29, 1996,
      respectively.................................................................         68,878         51,634
    Additional contributed capital.................................................     13,076,378      6,229,829
    Retained earnings..............................................................      2,001,711        475,636
                                                                                     -------------  -------------
                                                                                        15,146,967      6,757,099
    Less treasury stock............................................................       (608,810)      (460,554)
    Cumulative translation adjustment..............................................       (162,491)      (179,781)
                                                                                     -------------  -------------
        Total stockholders' equity.................................................     14,375,666      6,116,764
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity.................................  $  31,058,781  $  16,672,053
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                                       F3

                         Unicomp, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                                       Year Ended
                                                                        -----------------------------------------
                                                                        February 28,  February 29,  February 28,
                                                                            1997          1996          1995
                                                                        ------------  ------------  -------------
Revenue:
    Services..........................................................  $  9,799,144  $  9,077,845  $   7,219,178
    Software..........................................................     9,129,207     7,696,704      6,527,072
    Equipment.........................................................     6,222,698     5,516,470      4,110,066
    Sound systems.....................................................       --            --             468,268
                                                                        ------------  ------------  -------------
        Total revenue.................................................    25,151,049    22,291,019     18,324,584
                                                                        ------------  ------------  -------------
Cost of sales:
    Services..........................................................     1,525,840     1,704,963      1,032,415
    Software..........................................................     3,511,392     1,980,072      2,038,418
    Equipment.........................................................     5,456,042     4,292,687      3,066,841
    Sound systems.....................................................       --            --             304,570
                                                                        ------------  ------------  -------------
        Total cost of sales...........................................    10,493,274     7,977,722      6,442,244
                                                                        ------------  ------------  -------------
Gross profit..........................................................    14,657,775    14,313,297     11,882,340
                                                                        ------------  ------------  -------------
Selling, general and administrative expenses..........................    11,841,767    11,048,431      9,014,043
Depreciation expense..................................................       741,731       709,858        651,551
                                                                        ------------  ------------  -------------
        Total operating expenses......................................    12,583,498    11,758,289      9,665,594

Operating income......................................................     2,074,277     2,555,008      2,216,746
                                                                        ------------  ------------  -------------
Other income (expense):
    Other, net........................................................        45,730       (41,701)       123,707
    Interest, net.....................................................      (282,112)     (251,182)      (224,034)
                                                                        ------------  ------------  -------------
        Total other income (expense)..................................      (236,382)     (292,883)      (100,327)
                                                                        ------------  ------------  -------------
Income before provision for income taxes..............................     1,837,895     2,262,125      2,116,419
                                                                        ------------  ------------  -------------
Provision for income taxes............................................       311,820       202,615        494,741
                                                                        ------------  ------------  -------------
Net income............................................................  $  1,526,075  $  2,059,510  $   1,621,678
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Earnings per share....................................................  $       0.26  $       0.40  $        0.34
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Weighted average number of shares.....................................     5,970,522     5,188,092      4,710,228

    The accompanying notes are an integral part of these consolidated financial statements.

                                       F4

                         Unicomp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                               Common Stock
                                         ------------------------
                                          Number of                Additional   Retained               Cumul.       Total
                                           Shares                  Contributed  Earnings   Treasury    Trans.    Stockholders'
                                           Issued       Amount       Capital    (Deficit)    Stock     Adjust.      Equity
                                         --------------------------------------------------------------------------------------
Balance February 28, 1994..............   4,841,434    $  48,414    $5,460,913  $(3,165,261) $(350,000) $(143,308)  $1,850,758

  Stock issued.........................     159,800        1,598       98,541                                        100,139
  Treasury stock purchased.............                                                     (143,654)               (143,654)
  Subscription receivable..............                               (82,000)                                       (82,000)
  Effect of shares issued by Smoky
    Mountain...........................                                50,000                                         50,000
  Net income...........................                                         1,621,678                          1,621,678
  Distribution by Smoky Mountain.......                                           (40,291)                           (40,291)
  Change in cumulative translation
    adjustment.........................                                                                  (4,873)      (4,873)
                                         --------------------------------------------------------------------------------------
Balance February 28, 1995..............   5,001,234       50,012    5,527,454   (1,583,874)  (493,654)  (148,181)   3,351,757

  Stock issued.........................     162,198        1,622      603,375                                        604,997
  Change in treasury stock.............                                                       33,100                  33,100
  Effect of shares issued by Smoky
    Mountain...........................                                99,000                                         99,000
  Net income...........................                                         2,059,510                          2,059,510
  Change in cumulative translation
    adjustment.........................                                                                 (31,600)     (31,600)
                                         --------------------------------------------------------------------------------------
Balance February 29, 1996..............   5,163,432       51,634    6,229,829     475,636   (460,554)  (179,781)   6,116,764

  Stock issued.........................   1,506,000       15,060    5,737,139                                      5,752,199
  Conversion of debt...................     426,813        4,268    1,947,384                                      1,951,652
  Treasury stock purchased.............                                                    (1,042,314)            (1,042,314)
  Retirement of treasury stock.........    (208,400)      (2,084)    (891,974)               894,058                       0
  Warrants issued......................                                54,000                                         54,000
  Net income...........................                                         1,526,075                          1,526,075
  Change in cumulative translation
    adjustment.........................                                                                  17,290       17,290
                                         --------------------------------------------------------------------------------------
Balance February 28, 1997..............   6,887,845    $  68,878   $13,076,378  $2,001,711 $(608,810) $(162,491)  $14,375,666
                                         --------------------------------------------------------------------------------------
                                         --------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                                       F5

                         Unicomp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                      Year Ended
                                                                       -------------------------------------------
                                                                       February 28,   February 29,   February 28,
                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Net cash provided (used) by operating activities:
  Net income.........................................................  $   1,526,075  $   2,059,510  $   1,621,678
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization....................................      2,291,756      1,449,240        956,664
    Issuance of warrants.............................................         54,000       --             --
    Allowance for doubtful accounts..................................         62,429         10,872         60,812
    Deferred income taxes............................................        101,897         60,855          7,825
    Changes in assets and liabilities:
      Accounts and other receivables.................................       (862,511)    (1,241,638)      (591,999)
      Inventory......................................................       (221,218)      (184,056)       (39,123)
      Prepaid expenses...............................................       (219,727)      (295,175)      (212,152)
      Accounts payable...............................................       (724,375)       820,467         19,459
      Accrued expenses...............................................       (308,803)       313,847        318,719
      Other accrued taxes............................................        (99,768)       381,390         12,525
      Deferred revenue...............................................       (398,303)      (635,962)       738,925
      Income taxes payable...........................................        (42,537)       (50,485)       198,500
      Pension liability..............................................       --             --             (265,000)
      Other..........................................................       (260,995)      (232,989)       (24,072)
                                                                       -------------  -------------  -------------
        Net cash provided by operating activities....................        897,920      2,455,876      2,802,761
                                                                       -------------  -------------  -------------
Cash flow from investing activities:
  Capital expenditures...............................................     (1,445,239)    (1,493,224)      (924,800)
  Acquired and developed software....................................     (2,525,412)    (2,695,328)    (1,067,783)
  Business disposition...............................................       --             --             (154,208)
  Business acquisition...............................................       --             (422,083)       (78,558)
                                                                       -------------  -------------  -------------
        Net cash used by investing activities........................     (3,970,651)    (4,610,635)    (2,225,349)
                                                                       -------------  -------------  -------------
Cash flow from financing activities:
  Proceeds from issuance of convertible notes, net...................       --            1,900,000       --
  Payments on notes payable..........................................       (240,858)      (228,291)      (463,702)
  Proceeds from borrowing............................................      1,049,357      1,099,693        159,430
  Issuance of common stock, net......................................      5,752,199        717,097         68,139
  Smoky Mountain distributions.......................................       --             --              (40,291)
  Receivables from related party.....................................       (338,401)      (126,832)      (214,850)
  Purchase of treasury stock.........................................       (617,814)      --             (143,654)
                                                                       -------------  -------------  -------------
        Net cash provided (used) by financing activities.............      5,604,483      3,361,667       (634,928)
                                                                       -------------  -------------  -------------
Net increase (decrease) in cash......................................      2,531,752      1,206,908        (57,516)
Effect of exchange rate changes on cash..............................         17,290        (31,600)        (4,873)
Cash and cash equivalents at beginning of year.......................      1,261,153         85,845        148,234
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $   3,810,195  $   1,261,153  $      85,845
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                                       F6

                         UniComp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Basis of Presentation

    The consolidated financial statements include the accounts of UniComp, Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used when the Company does not have effective control and has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

    The consolidated financial statements have been prepared to give retroactive effect of the acquisition of Smoky Mountain Technologies, Inc. ("Smoky Mountain") as described in Note 3. The acquisition has been accounted for by the pooling-of-interests method. Generally accepted accounting principles require giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. As such, the historical consolidated financial statements have been restated to reflect the resulting combined entity.

    The preparation of financial statements requires management to make estimates and assumptions underlying the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the status of certain matters, facts or circumstances underlying these estimates could result in material changes, and actual results could differ from these estimates.

    Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to current presentation.

Revenue Recognition

    The Company's revenue is generated primarily in the United Kingdom and the United States from licensing software products, providing various information technology services, and the sale of computer equipment.

    Revenue from the sale of the Company's software products, the resale of third-party software products, and the sale of computer equipment is recognized upon delivery, customer acceptance, fulfillment of significant vendor obligations and determination that collectibility is probable. Revenue related to sales which impose significant vendor obligations on the Company are deferred until those obligations are satisfied. Revenue from information technology services is recognized as the services are provided. Revenue from post-contract customer support and other annual support contracts is deferred and recognized over the life of the contract.

                                       F7

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued):

Foreign Currency Translation and Transactions

    All assets and liabilities in the balance sheet of a foreign subsidiary whose functional currency is other than the United States dollar are translated at the year-end currency exchange rate. Income statement items are translated at the average currency exchange rate for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity and are not included in determining net income. Transaction gains and losses are included in the results of operations in the period which they occur and are not significant in any period presented.

Cash and Cash Equivalents

    Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less. At times, cash in bank deposits may exceed the federally insured limits. The Company has not experienced and does not anticipate any losses from such accounts. $3 million of cash and cash equivalents is restricted and held as collateral on certain indebtedness of the Company as described in Note 7.

Inventory

    Inventory consists primarily of computer equipment available for resale and payment-processing systems. Inventory is stated at the lower of cost or market, cost being determined on a first-in first-out ("FIFO") basis. Components of inventory are as follows:


                                                          February 28,  February 29,
                                                              1997         1996
                                                          ------------  -----------
     Computer equipment.................................  $  1,420,403   $ 604,971
     Payment-processing systems.........................       490,418     110,973
                                                          ------------  -----------
                                                          $  1,910,821   $ 715,944
                                                          ------------  -----------
                                                          ------------  -----------

Property and Equipment

    Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided based on the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the life of the related lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

                                       F8

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued):

Acquired and Developed Software

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS 86"), costs incurred to develop the Company's software products which are to be licensed to its customers and costs of purchased software are capitalized and amortized at the greater of the amount computed using the ratio of current product revenue as compared to the current and estimated future revenue of that product, or on a straight-line basis over the estimated life of the products, generally three to four years. All research and development costs incurred prior to technological feasibility and subsequent to general availability have been expensed in the period which they were incurred and totaled approximately $250,000, $610,000 and $235,000 in fiscal years 1997, 1996 and 1995, respectively.

    Costs which are capitalized include direct and indirect costs associated with payroll, benefits and computer usage, among others. The Company capitalized software development costs of $2,516,315, $2,695,328 (including $1,000,000 of purchased software) and $1,067,783 during fiscal years 1997, 1996, and 1995, respectively, with amortization of $1,481,454, $681,936 and $305,113 during the same periods. Capitalized software costs are net of amounts reimbursed by Northern Ireland government grants totaling approximately $388,000, $389,000 and $369,000 in fiscal years 1997, 1996 and 1995, respectively.

    The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as expense in the period it is determined.

Goodwill

    Goodwill is recorded upon acquisition and amortized on a straight-line basis over its estimated period of future benefit, generally ten years. The estimated lives established for these assets are determined based upon many factors which are subject to change because of the nature of the Company's operations. Accordingly, the Company evaluates the appropriateness of these lives and the recoverability of goodwill based upon the latest available economic factors and a comparison of estimated undiscounted future cash flows from the related operations as compared with the carrying value of the respective assets. The amount by which unamortized goodwill exceeds future estimated cash flows, if any, is recognized as expense in the period it is determined.

Hedging

    The Company has not historically used hedging strategies to reduce the effects of unfavorable price movements on profitability as a result of fluctuations in foreign exchange rates.

                                       F9

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued):

Income Taxes

    Income taxes are provided on taxable income at the statutory rates applicable to such income in the United States and Europe under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property and equipment, intangible assets, and capitalized software development costs. No deferred tax liability has been recognized relating to taxable temporary differences attributable to the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries due to the fact that such taxable temporary differences are not expected to reverse in the foreseeable future. The determination of the amount of such liability is not practicable.

Long-Lived Assets

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company adopted FAS 121 on March 1, 1996. The effect of adoption was not material to the Company's financial condition or results of operations.

Earnings Per Share

    Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are the same. The weighted average number of shares includes 371,683 and 294,656 common equivalent shares for fiscal years 1997 and 1996, respectively, assuming the conversion of options and warrants which are dilutive. The weighted average number of shares for fiscal year 1995 include no common equivalent shares since dilutive securities do not reduce earnings per share by at least 3%.

New Accounting Standards

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing standards and guidelines, revising the disclosures required, and increasing the comparability of earnings per share on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company will adopt FAS 128 on its effective date. The Company's earnings per share computed using FAS 128 is not materially different from earnings per share computed using the existing standards and guidelines.

                                      F10

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

2. Property and Equipment:

    The components of property and equipment at February 28, 1997 and February 29, 1996 are as follows:

                                               Estimated
                                              Useful Life   February 28,   February 29,
                                                (years)         1997           1996
                                             -------------  -------------  -------------
     Buildings.............................      30-50      $   1,417,607  $     964,054
     Land..................................       N/A              45,000         58,737
     Leasehold improvements................      5-10             858,980        421,071
     Computer equipment....................       3-5           4,025,803      2,032,816
     Computer software.....................        3              136,959        148,237
     Furniture and fixtures................        5            1,045,300        761,982
     Vehicles..............................       2-4             417,468        139,207
                                                            -------------  -------------
                                                                7,947,117      4,526,104
     Less accumulated depreciation.........                    (3,822,317)    (2,124,135)
                                                            -------------  -------------
                                                            $   4,124,800  $   2,401,969
                                                            -------------  -------------
                                                            -------------  -------------

3. Business Combinations and Disposal:

Acquisition of CEM Computers Limited

    On February 20, 1997, the Company completed its acquisition of CEM Computers Limited (CEM) for approximately $3.7 million. CEM, headquartered in Northern Ireland, principally provides computer equipment, hardware and software support and systems integration services. The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations have been included from February 1, 1997, the effective date of the acquisition. The excess consideration above the fair value of net assets acquired of approximately $2.5 million has been recorded as goodwill.

    Assuming this acquisition had occurred as of the beginning of the Company's fiscal year (March 1, 1996), the unaudited pro forma results of operations for fiscal year 1997 would have been as follows:

                                                      Fiscal Year Ended
                                                      February 28, 1997
                                                      -------------------
                          (all amounts in thousands except per share data)

             Revenue.........................                   $  43,779
             Net income......................                   $   1,534
             Earnings per share..............                   $    0.26


                                      F11

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

3. Business Combinations and Disposal (Continued):

Acquisition of Smoky Mountain Technologies, Inc.

    On April 16, 1996, the Company completed its acquisition of Smoky Mountain, a software and hardware developer for the financial transaction processing industry. The Company issued 500,000 shares of its common stock for all of the outstanding common stock of Smoky Mountain. This transaction has been accounted for as a pooling of interests; therefore, these financial statements have been restated to reflect this merger. Smoky Mountain historically prepared its financial statements on a December 31 year end. Smoky Mountain's fiscal year end has been changed to conform with the Company's year end and its financial data is included in the consolidated financial statements for all periods presented as of the Company's year end.

    The stockholders' equity accounts have been adjusted to reflect the conversion of all of Smoky Mountain's common and preferred stock into 500,000 shares of the Company's common stock. No other adjustments were required to reflect the consolidation of Smoky Mountain with the Company since the accounting policies of Smoky Mountain prior to the transaction were substantially the same as the Company's, and prior to the date of the acquisition there were no transactions between the companies.

    Smoky Mountain's revenue and net income included in the Company's consolidated statements of operations for the years ended February 29, 1996 and February 28, 1995 are summarized as follows:

                                         Fiscal year ended February 29, 1996
                                        ----------------------------------------
                                                         Smoky
                                           UniComp      Mountain       Total
                                        -------------  ----------  -------------
        Revenue.......................  $  21,305,287  $  985,732  $  22,291,019
        Net income (loss).............      2,061,938      (2,428)     2,059,510


                                         Fiscal year ended February 29, 1995
                                        ----------------------------------------
                                                         Smoky
                                           UniComp      Mountain       Total
                                        -------------  ----------  -------------
        Revenue.......................  $  17,798,566  $  526,018  $  18,324,584
        Net income (loss).............      1,637,715     (16,037)     1,621,678

Acquisition of Advec Limited

    On August 1, 1995, the Company acquired certain assets and liabilities of Advec Limited in the United Kingdom under an asset purchase agreement for approximately $420,000. The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations have been included from August 1, 1995, the date of acquisition. The excess consideration above the fair value of net assets acquired of approximately $395,000 has been recorded as goodwill.

                                      F12

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

3. Business Combinations and Disposal (Continued):

Disposition of Dominion Sound Systems, Plc.

    In fiscal year 1995, the Company sold the capital stock of Dominion Sound Systems, Plc. ("Dominion") in exchange for the assumption of the net liabilities of Dominion in the amount of $154,208. The resulting gain was recognized and is included in other income.

Acquisition of CI Computer Software Limited

    In fiscal year 1995, the Company acquired the capital stock of CI Computer Software Limited, a United Kingdom company, in exchange for $20, assumption of net liabilities and forgiveness of a working capital advance in the amount of approximately $200,000. The business combination was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations are included from September 18, 1994, the date of acquisition. The excess consideration above the fair value of net assets acquired of approximately $333,000 has been recorded as goodwill.

4. Income Taxes:

    The significant components of income tax expense (benefit) are as follows:

                                                  Fiscal Year
                                         -------------------------------
                                           1997       1996       1995
                                         ---------  ---------  ---------
                                         (all amounts are in thousands)
       Current provision:
         Federal.......................  $       4  $      14  $  --
         State.........................         37         43         11
         Foreign.......................        130         80        188
       Deferred provision:
         Federal.......................        176       (307)       (14)
         State.........................          4     --         --
         Foreign.......................        (39)       373        310
                                         ---------        ---  ---------
                                         $     312  $     203  $     495
                                         ---------        ---  ---------
                                         ---------        ---  ---------

                                      F13

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued):

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                                          Fiscal Year
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
                                                                 (all amounts are in thousands)

       Income tax at statutory rate............................  $     625  $     770  $     716
       State income taxes (net of federal tax deduction).......         28         29          7
       Impact of foreign taxes.................................        (13)       (52)      (126)
       Utilization of federal net operating losses.............         --       (238)      (112)
       Reduction of deferred tax asset valuation allowance.....         --       (302)       --
       Reduction of U.K. cumulative liability..................       (320)       --         --
       Other...................................................         (8)        (4)        10
                                                                 ---------  ---------  ---------
             Tax expense.......................................  $     312  $     203  $     495
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    An analysis of the net deferred income tax liability is as follows:

                                                            February 28,
                                                         --------------------
                                                           1997       1996
                                                         ---------  ---------
                                                         (all amounts are in
                                                              thousands)
       Current deferred assets:
       Net operating loss carryforward.................  $      32  $   --
       Other...........................................         29      --
                                                         ---------  ---------
               Current deferred assets.................  $      61  $   --

       Long-term deferred assets:
       Net operating loss carryforward.................  $      99  $     349
                                                         ---------  ---------
               Total deferred assets...................  $     160  $     349
                                                         ---------  ---------
                                                         ---------  ---------
       Long-term deferred liabilities:
       Capitalized software development costs..........  $     839  $     550
       Depreciation from foreign operations............       (406)      --
       Other...........................................       --          (31)
                                                         ---------  ---------
               Total deferred liabilities..............  $     433  $     519
                                                         ---------  ---------
                                                         ---------  ---------

    As of February 28, 1997, the Company has net operating loss carryforwards, subject to certain limitations under the provisions of Internal Revenue Code
Section 382, that expire February 28, 2003, 2004, 2005, 2010, and 2011 of
$14,653, $265,347, $40,000, $48,310, and $18,428, respectively. A deferred tax asset of $131,491 has been recorded based on the future benefit derived from these net operating loss carryforwards.

                                      F14

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

5. Related Party Transactions:

    During fiscal year 1997, the Company's Board of Directors approved the exchange of 68,626 shares of the Company's common stock in lieu of $378,130 of indebtedness owed to the Company by certain officers and affiliated companies. These shares were recorded as treasury stock and subsequently retired.

    Receivables from related parties at February 28, 1997 are comprised of $353,500 due from certain officers which have borrowed funds from the Company principally in the form of unsecured 10% notes which mature within one year.

6. Leases:

    The Company leases office space and automobiles under non-cancelable operating leases. Rental expense for fiscal years 1997, 1996 and 1995 was $1,069,212, $1,033,006 and $869,586, respectively.

    Future minimum lease payments for operating leases at February 28, 1997 are as follows:


                     1998.........................  $1,399,086
                     1999.........................   1,122,902
                     2000.........................     915,186
                     2001.........................     418,924
                     2002.........................     263,424
                     Thereafter...................      29,280
                                                    ----------
                                                    $4,148,802
                                                    ----------
                                                    ----------


7. Lines of Credit:

    The Company maintains a line of credit in the United Kingdom which is secured by certain accounts receivables. The line of credit is utilized for short-term borrowing for general corporate use. The total outstanding balance on the line of credit was $3.3 million and interest is charged based on the average outstanding balance at a variable rate based on the Bank of Ireland's Base Lending Rate plus 1.75%, or 7.75% as of February 28, 1997.

    The Company maintains two lines of credit in the United Kingdom which are secured principally by $3 million of cash and equivalents which is restricted as to use. These lines of credit were used to fund the purchase of CEM Computers Limited (See Note 3). The outstanding balance on the first line of credit was $2.8 million and interest is charged based on the average outstanding balance at a variable rate based on LIBOR plus 0.375%, or 6.625% as of February 28, 1997. The outstanding balance on the second line of credit was $1 million and interest is charged based on the average outstanding balance at a variable rate based on LIBOR plus 1.75%, or 8.25%, as of February 28, 1997.

                                      F15

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

7. Lines of Credit (Continued):

    The Company maintains separate lines of credit in the United States which are secured by certain accounts receivables, fixed assets and other assets of the Company. These lines of credit are used for short-term borrowing for general corporate use. Interest is charged based on the average outstanding balance at a variable rate based on Prime plus 3%, or 11.25% as of February 28, 1997. The outstanding balance on the lines of credit was $490,000 as of February 28, 1997.

8. Long-Term Debt:

Notes Payable

    Notes payable as of February 28, 1997 and February 29, 1996 are as follows:

                                                                        1997         1996
                                                                     ----------  ------------
Note payable to the Bank of Ireland, interest at a variable rate of
  LIBOR plus 1.75%, or 8.25% as of February 28, 1997,
  collateralized by a building in Northern Ireland, payable in quarterly installments of approximately $17,500 through July
  2005.............................................................  $  621,563  $    654,075
Note payable to the Bank of Ireland, interest at a variable rate of
  LIBOR plus 1.75%, or 8.25% as of February 28, 1997,
  collateralized by certain accounts receivable and other assets of the Company, payable in quarterly installments of approximately
  $40,000 through February 1999....................................     487,500       612,000
Other..............................................................     262,428       181,956
                                                                     ----------  ------------
Total notes payable................................................   1,371,491     1,448,031
Less: current portion..............................................     492,428       375,105
                                                                     ----------  ------------
                                                                     $  879,063  $  1,072,926
                                                                     ----------  ------------
                                                                     ----------  ------------

    Maturities of long-term debt are as follows:

       1998............................................  $ 492,428
       1999............................................    237,500
       2000............................................    230,000
       2001............................................     70,000
       2002............................................     70,000
       Thereafter......................................    271,563
                                                         -----------
                                                         $1,371,491
                                                         -----------
                                                         -----------

                                      F16

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued):

Convertible Notes

    In fiscal year 1996, the Company issued $2,000,000 aggregate principal amount of two-year 7% convertible promissory notes. The notes were convertible at the holder's option as follows: 20% of the principal and accrued interest were convertible 61 days after issuance, with an additional 20% convertible each subsequent 10 days into shares of common stock at the lesser of $5.75 per share or 85% of the market price of the common stock on the date of conversion. As of February 28, 1997, all of the principal and related accrued interest thereon had been converted into shares of common stock.

9. Stockholders' Equity:

    On November 18, 1996 the Company completed a secondary offering of an additional 1,500,000 shares of common stock at $5.00 per share. The proceeds, net of underwriters discounts, commissions, and expenses were $5.8 million. In accordance with this offering, the Company granted warrants to purchase 150,000 shares of the Company's common stock at $8.25 per share. These warrants expire on November 13, 2001. As of February 28, 1997, these warrants had not been exercised.

    During fiscal year 1997, the Company granted warrants to purchase 175,000 shares of common stock at a weighted average exercise price of $6.50 to its financial advisors (the "Advisor Warrants") and warrants to purchase 95,000 shares of common stock at a weighted average price of $5.32 to its investor relations advisors (the "Investor Relations Warrants"). The Company recorded $54,000 of consulting expense during fiscal year 1997 in association with the granting of these warrants based on the fair value of the services received in exchange for the warrants. The Advisor Warrants and Investor Relations Warrants expire on July 15, 2001 and November 21, 1998, respectively. As of February 28, 1997, none of the warrants had been exercised.

    In accordance with the issuance of the convertible promissory notes in fiscal year 1996, the Company granted warrants to purchase 25,000 shares of the Company's common stock at $6.90 per share. As of February 28, 1997, these warrants had not been exercised.

    The Company held 130,000 shares of common stock in treasury at February 28, 1997. Treasury stock is held at cost and presented as a reduction of stockholders' equity. These treasury shares are intended to be issued as options are exercised under the Company's Long Term Incentive Plan and Director Incentive Plan.

                                      F17

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies:

    In connection with its acquisition in 1993 of ICS Computing Group, Limited, the Company incurred a claim by the seller related to pension overfunding. The Company believes that it has adequate defenses to this claim such that the expected outcome would not be material to the Company's results of operations or financial condition. The Company is not presently a party to any material litigation, nor to the knowledge of management is any material litigation threatened against the Company. There are no other significant pending legal proceedings, other than routine litigation incidental to the Company's business.

11. Supplemental Cash Flow Information:

    Cash paid for interest totaled $324,459, $249,307 and $245,682 in fiscal years 1997, 1996 and 1995, respectively.

    The Company paid income taxes of $164,650, $262,559 and $12,684 in fiscal years 1997, 1996 and 1995, respectively.

    On February 20, 1997, the Company acquired CEM Computers Limited for $3.7 million. The entire purchase price was financed with debt and therefore has been accounted for in the statement of cash flows as a non-cash transaction.

    During fiscal years 1997 and 1996, convertible notes with principal amounts of $20,000 and $1,980,000, respectively, were converted into shares of common stock in non-cash transactions.

    During fiscal year 1997, 68,626 shares of the Company's common stock were exchanged in a non-cash transaction in lieu of $378,130 of indebtedness owed to the Company by certain officers and affiliated companies.

                                      F18

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

12. Segment Information:

    The Company operates in one business segment, the providing of computer hardware and software systems and services. The vast majority of the Company's revenue is generated from products and services provided in the United States and Europe, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                             United States     Europe
                                             -------------  -------------
      Fiscal Year 1997
      Revenue..............................  $   4,203,778  $  20,947,271
      Cost of sales........................      1,147,873      9,345,401
      Gross profit.........................      3,055,905     11,601,870
      SG&A expense.........................      1,993,355      9,848,412
      Depreciation.........................         93,913        647,818
      Operating income.....................        968,637      1,105,640
      Total assets.........................  $   9,963,800  $  21,094,981

      Fiscal Year 1996
      Revenue..............................  $   3,632,543  $  18,658,476
      Cost of sales........................      1,044,433      6,933,289
      Gross profit.........................      2,588,110     11,725,187
      SG&A expense.........................      2,087,798      8,960,633
      Depreciation.........................         59,082        650,776
      Operating income.....................        441,230      2,113,778
      Total assets.........................  $   3,498,816  $  13,173,237

      Fiscal Year 1995
      Revenues.............................  $   2,796,697  $  15,527,887
      Cost of sales........................        905,517      5,536,727
      Gross profit.........................      1,891,180      9,991,160
      SG&A expense.........................      1,294,026      7,720,017
      Depreciation.........................         57,108        594,443
      Operating income.....................        291,510      1,925,236
      Total assets.........................  $   1,068,747  $   8,889,364

    The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of Company revenue during fiscal years 1997, 1996 or 1995.

                                      F19

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans:

Defined Benefit Pension Plan

    The Company maintains a defined benefit pension plan in the United Kingdom which is designed to provide death and retirement benefits for eligible employees. On April 1, 1997, the Company also began to operate a defined contribution pension plan in the United Kingdom. After April 1, 1997, any new employees eligible to participate in the Company's pension plan may only join the defined contribution pension plan. Additionally, employees enrolled in the defined benefit pension plan may transfer to the defined contribution plan if they elect to do so. The pension costs associated with the defined benefit pension plan are assessed in accordance with the advice of a qualified actuary. Actuarial assumptions used as of February 28, 1997 included a 9% long-term rate of return on assets, a 8.5% discount rate and a salary increase of 5% as well as the following:

    - Benefit formula: annual pension to be 1/60 of final pensionable salary for each year of pensionable service, subject to a maximum fraction of 2/3.

    - Funding policy: the employer contributes to the fund at rates determined by the actuary. Employees contribute in accordance with the plan.

    - Assets held are fixed interest securities and deferred annuities insurance policies.

    Cost components for fiscal year 1997 (in 000's):

       Service cost............................................. $     122
        Interest cost............................................       333
        Return on assets.........................................      (376)
        Amortization and deferral of period service costs........        11
                                                                  ---------
          Net periodic pension cost.............................. $      90
                                                                  ---------
                                                                  ---------
      Reconciliation of funded status as of
       February 29, 1997 (in 000's):
        Accrued benefits obligation.............................. $   3,976
                                                                  ---------
                                                                  ---------
        Project benefit obligation............................... $   4,155
        Assets at market value...................................     4,998
                                                                  ---------
          Funded status..........................................       843
        Unrecognized transitions asset...........................       (59)
        Unrecognized gain........................................      (342)
                                                                  ---------
          Prepaid pension expense................................ $     442
                                                                  ---------
                                                                  ---------

                                      F20

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued):

401(k) Retirement Savings Plan

    The Company maintains a defined contribution 401(k) profit-sharing plan and trust (the "401(k) Plan") in the United States. To be eligible to participate in the 401(k) Plan (the "Plan Eligibility Requirements"), an employee must be 21 years of age, work at least 30 hours per week and be employed for 1 month. After satisfying the Plan Eligibility Requirements, employees of the Company may enroll in the 401(k) Plan on the first of any month. A participating employee, by electing to defer a portion of his or her compensation, may make pretax contributions to the 401(k) Plan, subject to limitations under the Code, of a percentage (not to exceed 15%) of his or her total compensation. The Company contributes 50% of every dollar the participant contributes up to a total of 2% of the participant's gross compensation. Participant contributions and earnings are 100% vested at all times, while Company-matching contributions vest in 20% increments over a five-year period beginning one year after the employees eligibility date. Participants may alter their contribution amounts at any time. Employees are responsible for directing the investments of all assets in their individual account. Contributions may be withdrawn, with possible penalties for certain early withdrawals, only after (i) the employee reaches age 59 , (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan. The Company pays all expenses associated with the 401(k) Plan.

Stock Option Plan

    The Company maintains a Long Term Incentive Plan (the "LTI Plan") under which options to purchase shares of the Company's common stock have been granted to eligible employees. There are a total of 1,200,000 shares of common stock available for award under the LTI Plan which is administered by the Compensation Committee of the Board of Directors. Option activity under the LTI Plan is summarized as follows:

                                                                            February     February     February
                                                                               28,          29,          28,
                                                                              1997         1996         1995
                                                                           -----------  -----------  -----------
Shares under option at beginning of year.................................     572,500      980,000      690,000
  Granted................................................................     375,000       12,500      300,000
  Exercised..............................................................      (6,000)    (162,500)      --
  Forfeited..............................................................      --         (257,500)     (10,000)
                                                                           -----------  -----------  -----------
Shares under option at end of year.......................................     941,500      572,500      980,000
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Shares under option exercisable at end of year...........................     291,496       70,000       --
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Shares available for future grant........................................      90,000      465,000      220,000
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

    The exercise price of options exercised under the LTI Plan during fiscal year 1997 was $3.31. The weighted average exercise price of shares under option as of February 28, 1997 was $4.11.

                                      F21

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued):

    All options granted have exercise prices of 100% of the market value at the date of grant and are generally exercisable at the rate of 25% per year beginning two years from date of grant. Options expire 10 years from the date of grant unless otherwise specified in the option agreement.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting of Stock Based Compensation" ("FAS 123"). FAS 123 requires companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to follow APB 25 in accounting for its employee stock options and has not recorded any expense related to the granting of options to employees in fiscal year 1997.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.92%; volatility factor of the expected market price of the Company's common stock of 52%; and a weighted average expected life of the options of 2 years. The Black Scholes option valuation model requires input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those the Black Scholes option valuation model was designed to value, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. The Company's pro forma information required under FAS 123 is as follows:

                                                             Fiscal Year
                                                         --------------------
                                                           1997       1996
                                                         ---------  ---------
                                                         (in thousands except
                                                           per share data)
     Net income as reported............................. $   1,526  $   2,059
     Pro forma net income............................... $   1,428  $   2,043

     Earnings per share as reported..................... $    0.26  $    0.40
     Pro forma earnings per share....................... $    0.24  $    0.39


                                      F22

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

14. Significant Risks and Uncertainties:

    The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to any of the following which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

    The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid change in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers demands. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. The development of such products involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks. The Company's success will depend on the level of market acceptance and enhancements to the market on a timely and cost effective basis, and its ability to maintain a labor force sufficiently skilled to compete in the current environment.

    While management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's existing credit facilities, unforeseen events and adverse economic or business trends may significantly increase cash demands beyond those currently anticipated that affect the Company's ability to generate or raise cash to satisfy financing needs.

    The Company derives its revenue primarily from operations in Northern Ireland. It is reasonably possible that this concentration of revenue makes the Company vulnerable to the risk of a near-term severe impact due to unforeseen political and economic forces, as well as exchange rate fluctuations.

    As a result of the above and other factors, the Company's operations and financial position can vary significantly from quarter-to-quarter and year-to-year. These variations may contribute to volatility in the market for the Company's common stock.

                                      F23

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


15. Quarterly Consolidated Results of Operations (unaudited)

                                     Fiscal Year Ended February 28, 1997
                                 -------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------
                                    (in thousands, except per share data)
       Revenue...............    $5,884      $5,735      $6,625      $6,906
       Gross Profit..........     3,444       3,433       4,194       3,586
       Net Income............    $  461      $  282      $  573      $  211
       Earnings Per Share....    $ 0.09      $ 0.05      $ 0.10      $ 0.03


16. Fourth Quarter Adjustments:

    During the fourth quarter of fiscal 1997, the Company recognized an income tax credit of $320,000 related to a reduction of the cumulative deferred tax liability in the United Kingdom. Also during the fourth quarter of 1997, the Company recorded an additional prepaid pension asset of $215,000 related to the defined benefit pension plan in the United Kingdom based on the computation of its actuarial determination of net periodic pension cost.

    At the end of fiscal year 1997, the Company began a program to allow key payment processing customers the ability to outsource the installation, help desk, deployment and on-site support to the Company, thereby allowing these customers to focus on processing transactions rather than installing and maintaining equipment. Under the new program, one time license fees are replaced by monthly processing fees which ties the Company into a longer-term, recurring revenue relationship with these customers. In May 1997, the Company entered into an agreement where one of its customers requested that the Company allow it to return systems it had previously purchased to be installed under the new contract terms. Because total revenue expected to be generated from the customer over the next two to three years is anticipated to be significantly increased under the new program as compared to the one time license fee arrangement, the Company made a strategic decision to enter into the new agreement even though it called for the return of previously sold systems. As a result of this new agreement, during the fourth quarter the Company reversed $430,000 of revenue and the related cost as a result of the return provisions.

    During the fourth quarter of fiscal 1996, the Company recognized an income tax credit of $302,000 to recognize the United States deferred tax asset related to net operating loss carryforwards. Also during the fourth quarter of 1996, the Company recorded a prepaid pension asset of $227,000 related to the defined benefit pension plan in the United Kingdom based on the computation of its actuarial determination of net periodic pension cost.

                                      F24

                         UNICOMP, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996
                             AND FEBRUARY 28, 1995

                                                 BALANCE
                                                  AT THE      CHARGED TO   CHARGED TO
                                               BEGINNING OF   COSTS AND      OTHER                        BALANCE AT
                                                THE PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS       END OF PERIOD
                                               ------------   ----------   ----------   -----------      -------------
Year ended February 28, 1995
  Accounts receivable allowance..............    $ 66,194      $ 80,710     $10,759     $   (30,657)       $127,006
  Deferred tax asset valuation allowance.....    $737,751                               $  (197,751)(1)    $540,000

Year ended February 29, 1996
  Accounts receivable allowance..............    $127,006      $110,296                 $   (99,424)       $137,878
  Deferred tax asset valuation allowance.....    $540,000                               $  (540,000)(2)    $      0

Year ended February 28, 1997
  Accounts receivable allowance..............    $137,878      $ 68,703     $22,063     $    (6,547)       $222,097


------------------------

(1) To adjust the valuation allowance to reflect the utilization of net operating losses during the year.

(2) To adjust the valuation allowance to reflect the utilization of net operating losses during the year and realization of remaining deferred tax asset.