Form 10-Q
period 1997-05-31
UNICOMP INC
filed 1997-07-15
CIK 792341

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

For the fiscal quarter ended May 31, 1997         Commission file number 0-15671

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

Registrant's telephone number, including area code: (770) 424-3684

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/     No
                                    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     6,882,009 Common shares, $0.01 par value, as of July 11, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UniComp, Inc.

                                         INDEX

PART I.      FINANACIAL INFORMATION                                         PAGE


     Item 1.  Financial Statements

         Consolidated Balance Sheets as of May 31, 1997 and
           February 28, 1997...........................................       3

         Consolidated Statements of Operations for the three months
           ended May 31, 1997 and 1996.................................       5

         Consolidated Statements of Cash Flows for the three months
           ended May 31, 1997 and 1996.................................       6

         Notes to the Consolidated Financial Statements................       7

     Item 2.  Management's Discussion and Analysis of  Results of
                Operations, Financial Conditions, and Liquidity and
                Capital Resources......................................       8

PART II.     OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.........................      14

Signatures.............................................................      15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
-------------------------------

                            UniComp, Inc. and Subsidiaries
                             Consolidated Balance Sheets

                                     ASSETS

                                                                                (AUDITED)
                                                               (UNAUDITED)     FEBRUARY 28,
                                                              MAY 31, 1997         1997
                                                              -------------  ----------------
Current assets:
  Cash and cash equivalents ($3 million restricted).........  $   3,248,259   $    3,810,195
  Accounts and other receivables:
    Trade, net of allowance of $247,052 and $222,097 at May 31,
      1997 and February 28, 1997, respectively..............      9,257,543        9,924,738
    Receivables from related parties........................        453,666          353,500
    Taxes receivable........................................         95,784            2,805
    Other receivables.......................................        209,587          150,611
  Inventory.................................................      1,940,405        1,910,821
  Prepaid expenses..........................................        863,999          802,304
  Deferred income taxes.....................................         58,395           58,395
  Other.....................................................        362,578           63,655
                                                              -------------  ----------------
      Total current assets..................................     16,490,216       17,077,024
                                                              -------------  ----------------
Property and equipment, net.................................      4,298,018        4,124,800
                                                              -------------  ----------------
Other assets:
  Acquired and developed software, net of accumulated
    amortization of $3,322,050 and $2,852,779 at May 31, 1997
    and February 28, 1997, respectively.....................      6,009,642        5,846,712
  Goodwill, net of accumulated amortization of $186,630 and
    $125,946 at May 31, 1997 and February 28, 1997,
    respectively............................................      3,252,135        3,161,431
  Prepaid pension...........................................        520,093          442,030
  Deferred income taxes.....................................         99,346           99,346
  Other.....................................................        375,334          307,438
                                                              -------------  ----------------
      Total other assets....................................     10,256,550        9,856,957
                                                              -------------  ----------------
      Total assets..........................................  $  31,044,784   $   31,058,781
                                                              -------------  ----------------
                                                              -------------  ----------------

     The accompanying notes are an integral part of these consolidated financial statements.

                            UniComp, Inc. and Subsidiaries
                       Consolidated Balance Sheets (Continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             (AUDITED)
                                                           (UNAUDITED)      FEBRUARY 28,
                                                           MAY 31, 1997        1997
                                                        ----------------  ----------------
Current liabilities:
  Accounts payable....................................      $2,795,496     $    3,210,582
  Accrued expenses....................................       1,157,864          1,186,232
  Deferred revenue....................................       2,706,676          2,092,847
  Lines of credit.....................................       6,520,953          7,320,828
  Income taxes payable................................         254,929            175,878
  Other accrued taxes.................................         593,526            602,325
  Current portion of notes payable....................         436,544            492,428
                                                        ----------------  ----------------
    Total current liabilities.........................      14,465,988         15,081,120
                                                        ----------------  ----------------
Long-term liabilities:
  Notes payable.......................................       1,222,166          1,169,081
  Deferred income taxes...............................         502,204            432,914
  Other long-term liabilities.........................          60,000              --
                                                        ----------------  ----------------
    Total long-term liabilities.......................       1,784,370          1,601,995
                                                        ----------------  ----------------
    Total liabilities.................................      16,250,358         16,683,115
                                                        ----------------  ----------------
Stockholders' equity:
  Preferred stock: $1 par value, authorized 5,000,000,
    none issued and outstanding at May 31, 1997 and
    February 28, 1997, respectively...................          --                --
  Common stock: $.01 par value, authorized 6,905,345
    and 6,887,845 at May 31, 1997 25,000,000,
    issued and outstanding and February 28, 1997,
    respectively......................................         69,053              68,878
  Additional contributed capital......................     13,134,128          13,076,378
  Retained earnings...................................      2,332,677           2,001,711
                                                        ---------------  ----------------
                                                           15,535,858          15,146,967
  Less treasury stock.................................       (608,810)           (608,810)
  Cumulative translation adjustment...................       (132,622)           (162,491)
                                                        ---------------  -----------------
    Total stockholders' equity........................     14,794,426          14,375,666
                                                        ---------------  -----------------
    Total liabilities and stockholders' equity........    $31,044,784      $   31,058,781
                                                        ---------------  -----------------
                                                        ---------------  -----------------

    The accompanying notes are an integral part of these consolidated financial statements.UniComp, Inc. and Subsidiaries

                        UniComp, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                          (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                                   --------------------------
                                                                   MAY 31, 1997  MAY 31, 1996
                                                                   ------------  ------------
Revenue:
  Services.......................................................   $3,630,449    $2,613,737
  Software.......................................................    2,416,454     1,807,962
  Equipment......................................................    4,260,554     1,462,336
                                                                   ------------  ------------
    Total revenue................................................   10,307,457     5,884,035
                                                                   -----------   ------------
Cost of sales:
  Services.......................................................      578,965       565,948
  Software.......................................................      962,933       745,236
  Equipment......................................................    3,737,367     1,128,866
                                                                   ------------  ------------
    Total cost of sales..........................................    5,279,265     2,440,050
                                                                   ------------  ------------
Gross profit.....................................................    5,028,192     3,443,985
                                                                   ------------  ------------
Selling, general and administrative expenses.....................    4,235,572     2,479,882
Depreciation expense.............................................      321,054       182,354
                                                                   -----------   ------------
    Total operating expens.......................................    4,556,626     2,662,236
                                                                   ------------  ------------
Operating income.................................................      471,566       781,749
                                                                   ------------  ------------
Other income (expense):
  Other, net.....................................................       (4,960)        9,298
  Interest, net..................................................      (26,858)      (92,804)
                                                                   ------------  ------------
    Total other income (expense).................................      (31,818)      (83,506)
                                                                   ------------  ------------
Income before provision for income taxes.........................      439,748       698,243
                                                                   ------------  ------------
Provision for income taxes.......................................      108,782       237,683
                                                                   ------------  ------------
Net income.......................................................   $  330,966    $  460,560
                                                                   ------------  ------------
                                                                   ------------  ------------
Earnings per share...............................................   $     0.05    $     0.09
                                                                   ------------  ------------
                                                                   ------------  ------------
Weighted average number of shares................................    7,182,670     5,396,083

The accompanying notes are an integral part of these consolidated financial statements.

                        UniComp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                          (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                                   --------------------------
                                                                   MAY 31, 1997  MAY 31, 1996
                                                                   ------------  ------------
Net cash provided (used) by operating activities:
  Net income.....................................................   $  330,966    $  460,560
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization................................      801,797       542,472
    Allowance for doubtful accounts..............................       24,955       (16,913)
    Deferred income taxes........................................       72,095         5,825
    Changes in assets and liabilities:
      Accounts and other receivables.............................      487,480      (309,541)
      Inventory..................................................      (29,584)      100,136
      Prepaid expenses...........................................     (139,758)      (67,678)
      Accounts payable...........................................     (475,086)     (411,426)
      Accrued expenses...........................................      (28,368)     (397,405)
      Other accrued taxes........................................       (8,799)      (74,135)
      Deferred revenue...........................................      613,829      (348,228)
      Income taxes payable.......................................       79,051        61,369
      Other......................................................     (468,995)      (51,523)
                                                                   ------------  ------------
        Net cash provided (used) by operating activities.........    1,259,583      (506,487)
                                                                   ------------  ------------
Cash flow from investing activities:
  Capital expenditures...........................................     (494,272)     (133,153)
  Acquired and developed software................................     (512,201)     (497,278)
                                                                   ------------  ------------
        Net cash provided (used) by investing activities.........   (1,006,473)     (630,431)
                                                                   ------------  ------------
Cash flow from financing activities:
  Payments on borrowings.........................................   (1,456,850)     (186,612)
  Proceeds from borrowing........................................      654,176       655,102
  Issuance of common stock, net..................................       57,925        --
  Receivables from related parties...............................     (100,166)       --
                                                                   ------------  ------------
        Net cash provided (used) by financing activities.........     (844,915)      468,490
                                                                   ------------  ------------
Net increase (decrease) in cash..................................     (591,805)     (668,428)
Effect of exchange rate changes on cash..........................       29,869        15,701
Cash and cash equivalents at beginning of period.................    3,810,195     1,261,153
                                                                   ------------  ------------
Cash and cash equivalents at end of period.......................   $3,248,259    $  608,426
                                                                   ------------  ------------
                                                                   ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    In the opinion of management, the information furnished herein reflects all adjustments which are necessary for the fair presentation of the results for the periods reported. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted. It is suggested that these quarterly consolidated financial read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

    All material intercompany balance and transactions have been eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to current presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Item 1 of this report and with the Company's annual report on Form 10-K for the fiscal year ended February 28, 1997. Except for the historical information contained herein, this discussion contains forward-looking statements that are subject to risks and uncertainties including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices as well as other factors discussed in the Notes to the Consolidated Financial Statements and the Company's annual report on Form 10-K. These and other factors may cause actual results to differ materially from those anticipated.

OVERVIEW

    UniComp provides information technology products and services to businesses located primarily in Northern Ireland and platform-migration software and payment-processing systems to users worldwide. In the first quarter of fiscal year ending February 28, 1998, the Company generated $10.3 million in total revenue, of which $3.6 million was derived from information technology services and $4.3 million was derived from sales of computer equipment. The remaining $2.4 million in revenue was derived from license and support fees for the Company's platform-migration software, payment-processing systems and other vertical market software products. The Company expects revenue from software licensing to increase as a percentage of total revenue in the future as the Company's relatively new software products penetrate their target markets and gain market acceptance.

    Cost of sales for information technology services includes supplies, parts, subcontractors and other direct costs of delivering the services, except for salary costs, which are included in selling, general and administrative costs. Cost of sales for computer equipment consists of the actual cost of the products sold. Cost of sales for software includes amortization of capitalized software development costs, as well as royalties payable on embedded technologies and any other direct costs of providing its software products and support. The Company amortizes capitalized software development costs over the estimated life of the product, generally three to four years.

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

    During last fiscal year, the Company began investing additional resources in sales and marketing efforts associated with the introduction and promotion of several new products and services which were released including UNIBOL400, UNIBOL36 NT, and year 2000 conversion services. The Company also continues to expand its payment processing and platform migration operations particularly increasing the number of employees associated with sales, marketing, programming, support and installation services. Additionally, the Company anticipates the hiring of additional sales and technical service personnel as the Company further rolls out its year 2000 solutions. These activities have increased selling, general, and administrative expenses in advance of increases in revenue. While these expenditures will continue for the foreseeable future, the Company believes that additional revenue will be generated as the result of these activities and that these expenditures as a percentage of total revenue will begin to decline.

    In February 1997, the Company completed its acquisition of CEM Computers Limited ("CEM") a provider of computer equipment and software support and systems integration primarily in Northern Ireland and is a reseller of computer equipment primarily to the education and corporate marketplace. The acquisition has been accounted for by the purchase method. As such, CEM's results of operations have been included since the date of acquisition. The results of operations for the three months ended May 31, 1997 include the first full quarter of activity from this acquisition.

RESULTS OF OPERATIONS

    The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three months ended May 31, 1997 and 1996.

                                           THREE MONTHS ENDED
                             ----------------------------------------------
                                     5/31/97                 5/31/96
                                    ---------              -----------
                                 (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total Revenue...............  $  10,307       100.0%  $   5,884      100.0%
Cost of sales...............      5,279        51.2       2,440       41.5
                              ---------       -----   ---------  ---------
Gross profit................      5,028        48.8       3,444       58.5
Operating expenses..........      4,556        44.2       2,662       45.2
                              ---------       -----   ---------  ---------
Operating income............        472         4.6         782       13.3
Other expense...............         32         0.3          84        1.4
Income before taxes.........        440         4.3         698       11.9
Provision for taxes.........        109         1.1         238        4.1
                              ---------       -----   ---------  ---------
Net income..................  $     331         3.2%  $     460        7.8%
                              ---------       -----   ---------  ---------
                              ---------       -----   ---------  ---------


    Three Months Ended May 31, 1997 Compared to Three Months Ended May 31,
1996

    REVENUE. Revenue for the three months ended May 31, 1997 increased to $10.3 compared to $5.9 million for the three months ended May 31, 1996, an increase of $4.4 million, or 75.2%. This revenue increase is primarily due to the acquisition of CEM in February 1997 which accounted for approximately $4.2 million in revenue for the three months ended May 31, 1997.

    Revenue from information technology services increased to $3.6 million for the three months ended May 31, 1997 from $2.6 million for the comparable period in the prior fiscal year, an increase of $1.0 million, or 38.5%. This increase was due to $950,000 of service revenue generated by CEM for the three months ended May 31, 1997. Additionally, during the three months ended May 31, 1997, the Company generated $200,000 of revenue from year 2000 conversion services. The majority of the revenue generated from year 2000 conversion services is attributable to a long-term contract with DHL Worldwide Express which is estimated to generate an additional $2.8 to $3.0 million in revenue over the next 18-24 months.

    The Company anticipates revenue from its year 2000 conversion services to increase during the year as the Company begins work on new customer contracts and work continues on existing contracts. In order to further its opportunities in providing year 2000 solutions, the Company has begun efforts to productize its solutions and expand its offering to include tools and services for the AS/400 platform.

    The following table summarizes the revenue generated from sales of computer equipment for the three months ended May 31, 1997 and the comparable period from the prior fiscal year.
                                      THREE MONTHS ENDED   INCREASE/(DECREASE)
                                     --------------------  --------------------
                                      5/31/97    5/31/96       $          %
                                     ---------  ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

    Educational Equipment..........  $   1,765  $       0  $   1,765      100.0%
    Other Equipment................      2,496      1,462      1,034       70.7
                                     ---------  ---------  ---------  ---------
    Total Equipment Revenue........  $   4,261  $   1,462  $   2,799      191.5%
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------

    CEM is one of the largest resellers of computer equipment into the educational sector in Northern Ireland and accounts for all of the $1.8 million of new revenue generated from the sale of educational computer equipment. The increase in other equipment, which is generally supplied as an adjunct to software and services customers, is also due to the acquisition of CEM which accounted for $1.4 million of other equipment revenue during the three month period ending May 31, 1997. This increase is offset by $400,000 of decreases in equipment sales from the Company's other operations. Sales of computer equipment can vary from quarter to quarter based on customer needs. However, due to their relatively low profit margin, these quarterly variations generally do not significantly impact the overall results of operations.

    The following table summarizes the revenue from software licensing and support.
                                      THREE MONTHS ENDED   INCREASE/(DECREASE)
                                     --------------------  --------------------
                                      5/31/97    5/31/96       $          %
                                     ---------  ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

    Initial License Fees:
      Platform Migration...........  $     767  $     341  $     426      124.9%
      Payment Processing...........        424        514        (90)     (17.5)
      Other........................        268        158        110       69.6
                                     ---------  ---------  ---------  ---------
    Total Initial License Fees.....      1,459      1,013        446       44.0
                                     ---------  ---------  ---------  ---------
    Software Support Fees:
      Platform Migration...........  $     329  $     361  $     (32)      (8.9)
      Payment Processing...........         42         10         32      320.0
      Other........................        586        424        162       38.2
                                     ---------  ---------  ---------  ---------
    Total Software Support Fees....        957        795        162       20.4
                                     ---------  ---------  ---------  ---------
    Total Software Revenue.........  $   2,416  $   1,808  $     608       33.6%
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------

    Revenue generated from initial license fees for platform migration software increased to $767,000 for the three months ended May 31, 1997 compared to $341,000 for the comparable period in the prior fiscal year, an increase of $426,000 or 124.9%. UNIBOL36 licensing increased to $424,000 for the three months ended May 31, 1997 compared to $341,000 for the comparable period in the prior fiscal year. The utions, which began to be marketed during the first quarter of the current fiscal year, are initially being marketed to its installed base of UNIBOL36 customers and the estimated 90,000 remaining System 36 users. As a result of these efforts, the Company has experienced an increased interest from businesses to migrate from the System/36 to open platforms such as UNIX and Windows NT which has resulted in increased licensing of its UNIBOL36 product. The revenue generated by licensing of UNIBOL400 increased as well totaling $343,000 for the three months ended May 31, 1997. There was no revenue generated during the comparable period in the prior fiscal year since the product was released in

February 1996 and was in the beginning stages of its product cycle. Revenue generated from software support for platform migration software remained relatively consistent during the three months ended May 31, 1997, decreasing slightly to $329,000 from $361,000 for the comparable period in the prior fiscal year, a decrease of $32,000 or 8.9%.

    Revenue generated from initial license fees of payment-processing systems decreased slightly to $424,000 for the three months ended May 31, 1997 compared to $514,000 for the comparable period in the prior fiscal year, a decrease of $90,000, or 17.5%. Revenue generated from payment-processing systems has decreased due to the Company beginning a program to allow key customers the ability to outsource the installation, help desk, deployment and on-site support to the Company, thereby allowing these customers to focus on processing transactions rather than installing and maintaining equipment. Under the new program, one time license fees are replaced by monthly processing fees which ties the Company into a longer-term, recurring revenue relationship with these customers. The Company is beginning to realize the benefits of the long-term contracts as payment processing support fees increased slightly for the three months ended May 31, 1997 as compared to the three months ended May 31, 1996.

    Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. These revenues increased to $854,000 for the three months ended May 31, 1997 compared to $582,000 for the comparable period in the prior fiscal year, an increase of $272,000 or 46.7%. Revenues for these products vary depending on customer demands and product mix.

    INTERNATIONAL REVENUE. Revenue from international operations, principally in Northern Ireland, increased to $9.3 million for the three months ended May 31, 1997 from $4.9 million for the comparable period in the prior fiscal year, an increase of $4.4 million or 89.8%. This revenue increase is primarily due to the acquisition of CEM which accounted for $4.2 million in revenue for the three months ended May 31, 1997. Revenue from domestic operations remained relatively consistent at $1.0 million for the three months ended May 31, 1997 and 1996.

    GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three months ended May 31, 1997 and the comparable period for the prior fiscal year.
                                                    THREE MONTHS ENDED
                                           -------------------------------
                                            5/31/97               5/31/96
                                            ---------             ---------
                                        (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                         GROSS PROFIT          GROSS PROFIT
                                      --------------------  --------------------
                                       $          %          $          %
                                      ---------  ---------  ---------  ---------

  Information technology services..  $   3,051       84.1  $   2,048       78.3
                                     ---------        ---  ---------        ---
  Equipment:
    Educational Equipment..........        140        7.9  $       0        0.0
    Other Equipment................        383       15.4        333       22.8
                                     ---------        ---  ---------        ---
  Total Equipment..................        523       12.3        333       22.8
                                     ---------        ---  ---------        ---
  Software:
    Platform Migration.............        646       59.8  $     356       50.7
    Payment Processing.............        358       77.1        381       72.7
    Other..........................        450       52.7        326       56.0
                                     ---------        ---  ---------        ---
  Total Software...................      1,454       60.2      1,063       55.8
                                     ---------        ---  ---------        ---
  Total Gross Margin...............  $   5,028       48.8  $   3,444       58.5
                                     ---------        ---  ---------        ---
                                     ---------        ---  ---------        ---

    Gross profit for information technology services, which does not include salary costs, increased to 84.1% of services revenue for the three months ended May 31, 1997 from 78.3% for the comparable period in the prior fiscal year. Gross profit for equipment declined to 12.3% of equipment revenue for the three months ended May 31, 1997 compared to 22.8% for the comparable period in the prior fiscal year. This decrease is primarily attributable to educational hardware sales which provide less gross profit margin. Gross profit margins for services and equipment vary depending on customer demands and product mix.

    Gross profit for software increased to 60.2% of software revenue for the three months ended May 31, 1997 compared to 55.8% for the comparable period in the prior fiscal year. The increase for platform migration software is due to there being no revenue for the UNIBOL400 product for the three months ended May 31, 1996, after its initial release in February 1996, while the development costs had begun amortization during this time. Gross margins for software can increase significantly as software licensing revenues increase over amortization costs. These margins are expected to continue to improve in future periods as UNIBOL400 gains market acceptance and licensing revenues increase.

    OPERATING EXPENSES. Operating expenses increased to $4.6 million for the three months ended May 31, 1997 compared to $2.7 million for the comparable period in the prior fiscal year, an increase of $1.9 million or 71.2%. $1.0 million of this increase was related to operating expenses associated with CEM, with the remainder of the increase relating to the Company beginning to invest additional resources in sales and marketing efforts associated with the introduction and promotion of several new products and services which were released near the end of fiscal year 1997, including UNIBOL400, UNIBOL36 NT, and year 2000 conversion services. The Company also continues to expand its payment processing operations, particularly increasing the number of employees associated with sales, marketing, programming, support and installation services. Additionally, the Company anticipates the hiring of additional sales and technical service personnel as the Company further rolls out its year 2000 conversion services. These activities have increased selling, general, and administrative expenses in advance of increases in revenue. While these expenditures will continue for the foreseeable future, the Company believes that additional revenue will be generated as the result of these activities and that these expenditures as a percentage of total revenue will begin to decline. Operating expenses as a percentage of total revenue improved slightly to 44.2% for the three months ended May 31, 1997 as compared to 45.2% for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced significant growth with total revenue growing to $10.3 million for the three months ended May 31, 1997, from $5.9 million for the comparable period in the prior fiscal year. During this period, the Company has met its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland.

    The Company generated positive operating cash flows of $1.3 million for the three months ended May 31, 1997. At May 31, 1997, the Company had approximately $3.2 million in cash and equivalents as compared to $608,000 at May 31, 1996.

    During the three months ended May 31, 1997, the Company expended $494,000 for capital improvements. During this fiscal year's first quarter, the Company consolidated certain of its operations in the United Kingdom to achieve efficiencies, as well as, future cost savings. In the course of the consolidation, increased capital expenditures were necessary to upgrade the Company's equipment and facilities to accommodate the growth in the business, as well as, additional employees.

    Due to the cash generated from operations during the three months ended May 31, 1997, the Company was able to repay approximately $800,000, net of borrowings, in indebtedness.

    The Company received grants to fund research and development from the government of Northern Ireland of approximately $94,000 for the three months ended May 31, 1997. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

    The Company believes that cash generated from operations and available credit, if necessary, will be sufficient to meet its working capital needs both on a short and a long-term basis. However, the Company's capital needs will depend on many factors, including the Company's ability to maintain profitable operations, the need to develop and improve products, and various other factors. Depending on its working capital requirements, the Company may seek additional financing through debt or equity offerings in the private or public markets at any time. The Company's ability to obtain additional financing will depend on its results of operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that financing will be available or, if available, will be on terms acceptable to the Company.

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

    This report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continued success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the forgoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 and 5 are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K filed March 6, 1997, was filed to announce the acquisition of CEM Computers Limited, a United Kingdom corporation, pursuant to a Share Sale Agreement dated February 20, 1997.

A Form 8-K/A filed May 5, 1997 was filed to amend the Form 8-K mentioned above to include the relevant financial statements and exhibits.

Exhibits:


  EXHIBITS                                                 DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

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

      21.1   Subsidiaries of the Registrant (previously filed with Form 10-K for the fiscal year ended February 28,
             1997 and incorporated herein by reference)

      27.1   Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICOMP, INC.

/s/ L. Allen Plunk                                    July 15, 1997
--------------------------------------------          --------------------------
L. Allen Plunk                                        Date
Chief Financial Officer

                                Exhibit 27.1