Form 10-Q
period 1997-08-31
UNICOMP INC
filed 1997-10-15
CIK 792341

                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 1997     Commission file number 0-15671

                                 UNICOMP, INC.
           (Exact name of Registrant as specified in its charter)

         Colorado                                        84-1023666
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


     1850 Parkway Place, Suite 925                         30067
             Marietta, GA                                (Zip code)
(Address of principal executive offices)

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

    6,971,274 Common shares, $0.01 par value, as of October 13, 1997.

                                  UniComp, Inc.

                                      INDEX


PART I.    FINANACIAL INFORMATION                                                PAGE
      Item 1. Financial Statements

              Consolidated Balance Sheets as of August 31, 1997
                and February 28, 1997.........................................     3

              Consolidated Statements of Operations for the
                three months ended August 31, 1997 and 1996...................     5

              Consolidated Statements of Operations for the
                six months ended August 31, 1997 and 1996.....................      6

              Consolidated Statements of Cash Flows for the
                six months ended August 31, 1997 and 1996.....................      7

              Notes to the Consolidated Financial Statements..................      8

      Item 2.  Management's Discussion and Analysis of Results
                of Operations, Financial Conditions, and
                Liquidity and Capital Resources ..............................      9

PART II.   OTHER INFORMATION

      Item 4 Submission of Matters to a Vote of Security Holders..............      16
      Item 6 Exhibits and Reports on Form 8-K.................................      16

Signatures....................................................................      17



PART I. FINANCIAL  INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          UniComp, Inc. and Subsidiaries
                            Consolidated Balance Sheets


                                    ASSETS

                                                                                 (UNAUDITED)          (AUDITED)
                                                                                  AUGUST 31,         FEBRUARY 28,
                                                                                     1997                1997
                                                                                ---------------     --------------
Current assets:
  Cash and cash equivalents ($3 million restricted)......................       $   3,246,330       $   3,810,195
  Accounts and other receivables:
   Trade, net of allowance of $307,227 and $222,097 at August 31, 1997 and
     February 28, 1997, respectively.....................................          12,356,284           9,924,738
   Receivables from related parties......................................             508,812             353,500
   Taxes receivable......................................................              95,784               2,805
   Other receivables.....................................................             275,899             150,611
  Inventory..............................................................           2,535,255           1,910,821
  Prepaid expenses.......................................................             668,049             802,304
  Deferred income taxes..................................................              58,395              58,395
  Other..................................................................             285,719              63,655
                                                                                -------------       -------------
      Total current assets...............................................          20,030,527          17,077,024
                                                                               --------------       -------------
Property and equipment, net..............................................           4,221,649           4,124,800
                                                                               --------------       -------------
Other assets:
  Acquired and developed software, net of accumulated amortization of
    $3,828,518 and $2,852,779 at August 31, 1997 and February 28, 1997,
    respectively.........................................................           6,066,058           5,846,712
  Goodwill, net of accumulated amortization of $239,635 and $125,946 at
    August 31, 1997 and February 28, 1997, respectively..................           3,100,320           3,161,431
  Prepaid pension........................................................             590,093             442,030
  Deferred income taxes..................................................              99,346              99,346
  Other..................................................................             295,548             307,438
                                                                                -------------       -------------
     Total other assets..................................................          10,151,365           9,856,957
                                                                                -------------       -------------
     Total assets........................................................       $  34,403,541       $  31,058,781
                                                                                -------------       -------------
                                                                                -------------       -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                        UniComp, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      (UNAUDITED)     (AUDITED)
                                                                                      AUGUST 31,    FEBRUARY 28,
                                                                                         1997           1997
                                                                                     -------------  -------------
Current liabilities:
  Accounts payable.................................................................  $   2,999,087  $   3,210,582
  Accrued expenses.................................................................      1,344,109      1,186,232
  Deferred revenue.................................................................      2,413,667      2,092,847
  Lines of credit..................................................................      8,360,046      7,320,828
  Income taxes payable.............................................................        504,804        175,878
  Other accrued taxes..............................................................        488,253        602,325
  Current portion of notes payable.................................................        346,240        492,428
                                                                                     -------------  -------------
     Total current liabilities.....................................................     16,456,206     15,081,120
                                                                                     -------------  -------------
Long-term liabilities:
  Notes payable....................................................................      1,199,315      1,169,081
  Deferred income taxes............................................................        562,049        432,914
  Other long-term liabilities......................................................         45,000       --
                                                                                     -------------  -------------
     Total long-term liabilities...................................................      1,806,364      1,601,995
                                                                                     -------------  -------------
     Total liabilities.............................................................     18,262,570     16,683,115
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock: $1 par value, authorized 5,000,000, none issued and
      outstanding at August 31, 1997 and February 28, 1997, respectively...........       --             --
  Common stock: $.01 par value, authorized 25,000,000, issued and outstanding
      7,051,276 and 6,878,845 at August 31, 1997 and February 28, 1997,
      respectively.................................................................         70,513         68,878
  Additional contributed capital...................................................     13,743,102     13,076,378
  Retained earnings................................................................      2,918,200      2,001,711
                                                                                     -------------  -------------
                                                                                        16,731,815     15,146,967
  Less treasury stock..............................................................       (343,762)      (608,810)
  Cumulative translation adjustment................................................       (247,082)      (162,491)
                                                                                     -------------  -------------
     Total stockholders' equity....................................................     16,140,971     14,375,666
                                                                                     -------------  -------------
     Total liabilities and stockholders' equity....................................  $  34,403,541  $  31,058,781
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                       UniComp, Inc. and Subsidiaries
                   Consolidated Statements of Operations

                                                                                               (UNAUDITED)
                                                                                            THREE MONTHS ENDED
                                                                                        --------------------------
                                                                                         AUGUST 31,    AUGUST 31,
                                                                                            1997          1996
                                                                                        ------------  ------------
Revenue:
  Services............................................................................  $  4,963,721  $  2,611,264
  Software............................................................................     2,217,358     1,955,105
  Equipment...........................................................................     4,126,024     1,169,113
                                                                                        ------------  ------------
     Total revenue....................................................................    11,307,103     5,735,482
                                                                                        ------------  ------------
Cost of sales:
  Services............................................................................       644,644       565,064
  Software............................................................................       778,109       747,233
  Equipment...........................................................................     3,572,721       989,808
                                                                                        ------------  ------------
     Total cost of sales..............................................................     4,995,474     2,302,105
                                                                                        ------------  ------------
Gross profit..........................................................................     5,261,565     3,433,377
                                                                                        ------------  ------------
Selling, general and administrative expenses..........................................     4,936,243     2,841,118
Depreciation expense..................................................................       325,322       168,503
                                                                                        ------------  ------------
     Total operating expenses.........................................................     5,261,565     3,009,621
Operating income......................................................................     1,050,064       423,756
                                                                                        ------------  ------------
Other income (expense):
  Other, net..........................................................................        (4,245)      (22,235)
  Interest, net.......................................................................      (134,704)      (57,241)
                                                                                        ------------  ------------
     Total other income (expense).....................................................      (138,949)      (79,476)
                                                                                        ------------  ------------
Income before provision for income taxes..............................................       911,115       344,280
                                                                                        ------------  ------------
Provision for income taxes............................................................       325,597        62,493
                                                                                        ------------  ------------
Net income............................................................................  $    585,518  $    281,787
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Earnings per share....................................................................  $       0.08  $       0.05
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of shares.....................................................     7,364,788     5,596,328

    The accompanying notes are an integral part of these consolidated financial statements.

                       UniComp, Inc. and Subsidiaries
                   Consolidated Statements of Operations

                                                                                               (UNAUDITED)
                                                                                             SIX MONTHS ENDED
                                                                                        --------------------------
                                                                                         AUGUST 31,    AUGUST 31,
                                                                                            1997          1996
                                                                                        ------------  ------------
Revenue:
  Services............................................................................  $  8,594,170  $  5,225,001
  Software............................................................................     4,633,812     3,763,067
  Equipment...........................................................................     8,386,578     2,631,449
                                                                                        ------------  ------------
     Total revenue....................................................................    21,614,560    11,619,517
                                                                                        ------------  ------------
Cost of sales:
  Services............................................................................     1,223,609     1,131,012
  Software............................................................................     1,741,042     1,492,469
  Equipment...........................................................................     7,310,088     2,118,674
                                                                                        ------------  ------------
     Total cost of sales..............................................................    10,274,739     4,742,155
                                                                                        ------------  ------------
Gross profit..........................................................................    11,339,821     6,877,362
                                                                                        ------------  ------------
Selling, general and administrative expenses..........................................     9,171,815     5,321,000
Depreciation expense..................................................................       646,376       350,857
                                                                                        ------------  ------------
     Total operating expenses.........................................................     9,818,191     5,671,857

Operating income......................................................................     1,521,630     1,205,505
                                                                                        ------------  ------------
Other income (expense):
  Other, net..........................................................................        (9,205)      (12,938)
  Interest, net.......................................................................      (161,562)     (150,045)
                                                                                        ------------  ------------
     Total other income (expense).....................................................      (170,767)     (162,983)
                                                                                        ------------  ------------
Income before provision for income taxes..............................................     1,350,863     1,042,522
                                                                                        ------------  ------------
Provision for income taxes............................................................       434,379       300,176
                                                                                        ------------  ------------
Net income............................................................................  $    916,484  $    742,346
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Earnings per share....................................................................  $       0.13  $       0.14
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of shares.....................................................     7,284,961     5,482,705

    The accompanying notes are an integral part of these consolidated financial statements

                         UniComp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                               (UNAUDITED)
                                                                                             SIX MONTHS ENDED
                                                                                         ------------------------
                                                                                         AUGUST 31,   AUGUST 31,
                                                                                            1997         1996
                                                                                         -----------  -----------
Net cash provided (used) by operating activities:
  Net income...........................................................................  $   916,484  $   742,346
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization......................................................    1,735,810    1,078,802
    Allowance for doubtful accounts....................................................       85,130        8,174
    Deferred income taxes..............................................................      131,940      212,563
    Changes in assets and liabilities:
      Accounts and other receivables...................................................   (2,737,747)      66,608
      Inventory........................................................................     (624,434)    (138,949)
      Prepaid expenses.................................................................      (13,808)     127,156
      Accounts payable.................................................................     (271,497)    (783,067)
      Accrued expenses.................................................................      157,877     (286,959)
      Other accrued taxes..............................................................     (114,072)    (109,880)
      Deferred revenue.................................................................      320,820     (310,387)
      Income taxes payable.............................................................      328,926      (49,323)
      Other............................................................................     (262,752)    (212,537)
                                                                                          -----------  -----------
         Net cash provided (used) by operating activities..............................     (347,323)     344,547
                                                                                         -----------  -----------
Cash flow from investing activities:
  Capital expenditures.................................................................     (743,225)    (403,340)
  Acquired and developed software......................................................   (1,090,086)  (1,037,400)
                                                                                         -----------  -----------
         Net cash provided (used) by investing activities..............................   (1,833,311)  (1,440,740)
                                                                                         -----------  -----------
Cash flow from financing activities:
  Payments on borrowings...............................................................   (1,781,031)    (157,744)
  Proceeds from borrowing..............................................................    2,704,297      747,292
  Issuance of common stock, net........................................................      933,406      --
  Deferred stock offering costs........................................................      --          (525,153)
  Receivables from related parties.....................................................     (155,312)     --
                                                                                         -----------  -----------
         Net cash provided (used) by financing activities..............................    1,701,360       64,395
                                                                                         -----------  -----------
Net increase (decrease) in cash........................................................     (479,274)  (1,031,798)

Effect of exchange rate changes on cash................................................      (84,591)      (3,373)
Cash and cash equivalents at beginning of period.......................................    3,810,195    1,261,153
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 3,246,330  $   225,982
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Cash paid for interest.................................................................  $   227,645  $   162,230
Cash paid for taxes....................................................................  $    86,422  $    82,325

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Item 1 of this report and with the Company's annual report on Form 10-K for the fiscal year ended February 28, 1997. The statements contained herein that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements and remarks relative to future events and financial performance are subject to the risks and uncertainties described in reports filed with the Securities and Exchange Commission, including Form 10-K filed for the year ended February 28, 1997, Form 10-Q filed for the period ended May 31, 1997, as well as registration statements filed in November 1996 and from time to time. These documents contain and identify important factors that could cause actual results to differ materially from those contained in our forward looking statements. These factors include, but are not limited to, timely development and market acceptance of its products (and upgrades to those products) and services, the impact of competitive products, pricing, and the fact that the company's software product license revenue can fluctuate from quarter to quarter as a result of various factors and conditions. The company maintains minimal backlog, thus any weakening of customer demand can have an immediate adverse effect on the company's operating results. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements.

OVERVIEW

    UniComp provides information technology products and services to businesses located primarily in Northern Ireland and platform-migration software and payment-processing systems to users worldwide. For the six months ended August 31, 1997, the Company generated $21.6 million in revenue, of which $8.6 million was derived from information technology services and $8.4 million was derived from sales of computer equipment. The remaining $4.6 million in revenue was derived from license and support fees for the Company's platform-migration software, payment-processing systems and other vertical market software products. The Company expects revenue from software licensing to increase as a percentage of total revenue in the future as the Company's relatively new software products penetrate their target markets and gain market acceptance.

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

    Selling, general and administrative expenses include salaries and related costs for all employees, travel, costs associated with internal equipment, sales commissions, premises and marketing costs, as well as general office and administrative costs. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction in capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future. Although the Company expects the dollar amount of selling, general and administrative expenses to increase as the Company grows, it anticipates that these expenses will remain constant or decrease as a percentage of total revenue.

    During the last fiscal year, the Company began investing additional resources in sales and marketing efforts associated with the introduction and promotion of several new products and services which were released including UNIBOL400, UNIBOL36 NT, and year 2000 conversion services. The Company also continues to expand its payment-processing and platform-migration operations particularly increasing the number of employees associated with sales, marketing, programming, support and installation services. These activities have increased selling, general, and administrative expenses in advance of increases in revenue. While these expenditures will continue for the foreseeable future, the Company believes that additional revenue will be generated as the result of these activities and that these expenditures as a percentage of total revenue will begin to decline.

    In February 1997, the Company completed its acquisition of CEM Computers Limited ("CEM") a provider of computer equipment, software support and systems integration primarily in Northern Ireland and a reseller of computer equipment primarily to the education and corporate marketplace. The acquisition has been accounted for by the purchase method. As such, CEM's results of operations have been included since the date of acquisition.

RESULTS OF OPERATIONS

    THREE AND SIX MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 31, 1996

    The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three and six month periods ended August 31, 1997 and 1996.

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           ----------------------                    --------------------
                                                       8/31/97              8/31/96              8/31/97             8/31/96
                                                       -------              -------              -------             -------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE DATA)     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenue...................................  $  11,307   100.0%   $   5,735   100.0%    $  21,614  100.0%   $  11,619   100.0%
Cost of sales...................................      4,995    44.2        2,302    40.1        10,275   47.5        4,742    40.8
                                                  ---------   -----    ---------   -----     ---------  -----    ---------   -----
Gross profit....................................      6,312    55.8        3,433    59.9        11,339   52.5        6,877    59.2
Operating expenses..............................      5,262    46.5        3,009    52.5         9,818   45.4        5,672    48.8
                                                  ---------   -----    ---------   -----     ---------  -----    ---------   -----
Operating income................................      1,050     9.3          424     7.4         1,521    7.0        1,205    10.4
Other expense...................................        139     1.2           80     1.4           171    0.8          163     1.4
                                                  ---------   -----    ---------   -----     ---------  -----    ---------   -----
Income before taxes.............................        911     8.1          344     6.0         1,350    6.2        1,042     9.0
Provision for taxes.............................        326     2.9           62     1.1           434    2.0          300     2.6
                                                  ---------   -----    ---------   -----     ---------  -----    ---------   -----
Net income......................................  $     585     5.2%   $     282     4.9%    $     916    4.2%   $     742     6.4%
                                                  ---------   -----    ---------   -----     ---------  -----    ---------   -----
                                                  ---------   -----    ---------   -----     ---------  -----    ---------   -----

    REVENUE. Revenue from information technology services increased to $5.0 million for the three months ended August 31, 1997 from $2.6 million for the for the comparable period in the prior fiscal year and to $8.6 million from $5.2 million for the six months ended August 31, 1997 as compared to the same period in the prior fiscal year. This increase of $2.4 million or 90.1% for the three months ended August 31, 1997 and $3.4 million or 64.5% for the six month period ended August 31, 1997 was in part due to $0.9 million and $1.8 million of service revenue generated by CEM for the three and six month periods ended August 31, 1997, respectively. Additionally, during the three and six months ended August 31, 1997, the

Company generated $1.5 million and $1.7 million, respectively, of revenue from year 2000 conversion services. The majority of the revenue generated from year 2000 conversion services is attributable to a long-term contract with DHL Worldwide Express which is expected to generate a total of $3 million in revenue. Progress on this contract is ahead of initial expectations and the contract is expected to be substantially completed by the end of the current fiscal year.

    The following table summarizes the revenue generated from sales of computer equipment for the three and six months ended August 31, 1997 and the comparable periods from the prior fiscal year.

                                                 THREE MONTHS ENDED    INCREASE/(DECREASE)
                                                --------------------  --------------------
                                                 8/31/97    8/31/96       $          %
                                                ---------  ---------  ---------  ---------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Educational Equipment.........................  $   2,604  $       0  $   2,604      100.0%
Other Equipment...............................      1,522      1,169        353       30.2
                                                ---------  ---------  ---------
Total Equipment Revenue.......................  $   4,126  $   1,169  $   2,957      253.0%
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

                                                  SIX MONTHS ENDED    INCREASE/ (DECREASE)
                                                --------------------  --------------------
                                                8/31/97    8/31/96      $          %
                                                -------    -------    ------     -----
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Educational Equipment.........................  $   4,369  $       0  $   4,369      100.0%
Other Equipment...............................      4,018      2,631      1,387       52.7
                                                ---------  ---------  ---------
Total Equipment Revenue.......................  $   8,387  $   2,631  $   5,756      218.8%
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

    In connection with the acquisition of CEM, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland which accounts for all of the revenue generated from the sale of educational computer equipment. The increase in other equipment, which is generally supplied as an adjunct to software and services customers, is principally due to the acquisition of CEM. Sales of computer equipment can vary from quarter to quarter based on customer needs, purchases by the Northern Ireland School Board, and political influences impacting the purchases of educational computer equipment.

    The following table summarizes the revenue from software licensing and support.

                                                             THREE MONTHS ENDED   INCREASE/ (DECREASE)
                                                            --------------------  --------------------
                                                             8/31/97    8/31/96       $         %
                                                            ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Initial License Fees:
  Platform Migration......................................  $     381  $     554  $    (173)     (31.2%)
  Payment Processing......................................        580        543         37        6.8
  Other...................................................        289        185        104       56.2
                                                            ---------  ---------  ---------
Total Initial License Fees................................  $   1,250  $   1,282  $     (32)      (2.5)%
                                                            ---------  ---------  ---------
Software Support Fees:
  Platform Migration......................................  $     322  $     300  $      22        7.3%
  Payment Processing......................................         40         13         27      207.7
  Other...................................................        605        360        245       68.1
                                                            ---------  ---------  ---------
Total Software Support Fees...............................  $     967  $     673  $     294       43.7%
                                                            ---------  ---------  ---------
Total Software Revenue....................................  $   2,217  $   1,955  $     262       13.4%
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------


                                                                         SIX MONTHS ENDED    INCREASE/ (DECREASE)
                                                                       --------------------  --------------------
                                                                        8/31/97    8/31/96       $          %
                                                                       ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Initial License Fees:
  Platform Migration.................................................  $   1,148  $     972  $     176   18.1%
  Payment Processing.................................................      1,004      1,057        (57)   5.4
  Other..............................................................        557        343        214   62.4
                                                                       ---------  ---------  ---------
Total Initial License Fees...........................................  $   2,709  $   2,372  $     337   14.2%
                                                                       ---------  ---------  ---------
Software Support Fees:
  Platform Migration.................................................  $     651  $     584  $      67   11.5%
  Payment Processing.................................................         82         24         58  241.7
  Other..............................................................      1,192        783        409   52.2
                                                                       ---------  ---------  ---------
Total Software Support Fees..........................................  $   1,925  $   1,391  $     533   38.3%
                                                                       ---------  ---------  ---------
Total Software Revenue...............................................  $   4,634  $   3,763  $     871   23.1%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The UNIBOL400 product generated revenues of $241,000 and $678,000 for the three and six month periods ended August 31, 1997 as compared to $214,000 for the three and six months ended August 31, 1996. Sales of the UNIBOL400 product have slowed for the second quarter of the current fiscal year as end-users are waiting for new releases of the product which interface with ORACLE databases. The Company anticipates completing these enhancements by the end of the current fiscal year and does not anticipate substantial UNIBOL400 revenue to be generated until next fiscal year.

    Revenue relating to the UNIBOL36 product declined to $462,000 and $1.1 million for the three and six months ended August 31, 1997, respectively as compared to $640,000 and $1.3 million for the comparative periods in the prior fiscal year. The Company hopes to slow the decline in UNIBOL36 product sales in the future through marketing the product as part of its year 2000 conversion services. Revenue is still being generated from the UNIBOL36 product and is expected to continue for the next few years, however, they may be fairly volatile from quarter to quarter during this period.

    Revenue generated from payment-processing systems remained relatively consistent for the three and six month periods ending August 31, 1997 as compared to the comparable periods in the prior fiscal year. During the three months ended August 31, 1997, the Company recognized $550,000 of revenue associated with a large sale to a single customer.

    Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix.

    INTERNATIONAL REVENUE. Revenue from international operations, principally in Northern Ireland, increased to $19.6 million for the six months ended August 31, 1997 from $9.4 million for the comparable period in the prior fiscal year, an increase of $10.2 million or 108.5%. This revenue increase is primarily due to the acquisition of CEM which accounted for approximately $8.4 million in revenue for the six months ended August 31, 1997. The remainder of the increase is primarily due to year 2000 conversion services which accounted for $1.7 million of revenue during the six month period ended August 31, 1997. Revenue from domestic operations decreased to $2.0 million for the six months ended August 31, 1997 as compared to $2.2 million for the comparable period in the prior fiscal year, due primarily to decreased revenues relating to platform migration software.

    GROSS PROFIT. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and six months ended August 31, 1997 and the comparable periods for the prior fiscal year.


                                                                                 THREE MONTHS ENDED
                                                                    --------------------------------------
                                                                          8/31/97              8/31/96
                                                                         --------             -------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                                                       GROSS PROFIT           GROSS PROFIT
                                                                       ------------           ------------
                                                                        $         %          $          %
                                                                    ---------   ------    --------    -----
Information Technology Services...................................  $   4,320     87.0%    $   2,047     78.4%
                                                                    ---------              ---------
Equipment:
  Educational Equipment...........................................  $     269     10.3%    $       0      0.0%
  Other Equipment.................................................        284     18.7           179     15.3
                                                                    ---------              ---------
Total Equipment...................................................  $     553     13.4%    $     179     15.3%
                                                                    ---------              ---------
Software:
  Platform Migration..............................................  $     317     53.5%    $     474     55.5%
  Payment Processing..............................................        498     80.3           435     78.2
  Other...........................................................        624     69.8           298     54.7
                                                                    ---------              ---------
Total Software....................................................  $   1,439     64.9%    $   1,207     61.8%
                                                                    ---------              ---------
Total Gross Profit................................................  $   6,312     55.8%    $   3,433     59.9%
                                                                    ---------              ---------
                                                                    ---------              ---------


                                                                             SIX MONTHS ENDED
                                                                    --------------------------------------
                                                                          8/31/97             8/31/96
                                                                         --------            -------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                                                       GROSS PROFIT           GROSS PROFIT
                                                                       ------------           ------------
                                                                        $          %           $          %
                                                                    ---------    ------     --------    -----
Information Technology Services...................................  $   7,371     85.8%      $   4,094    78.4%
                                                                    ---------                ---------
Equipment:
  Educational Equipment...........................................  $     409      9.4%      $       0     0.0%
  Other Equipment.................................................        667     16.6             513    19.5
                                                                    ---------                ---------
Total Equipment...................................................  $   1,076     12.8%      $     513    19.5%
                                                                    ---------                ---------
Software:
  Platform Migration..............................................  $     962     53.5%      $     830    53.3%
  Payment Processing..............................................        857     78.9             816    83.4
  Other...........................................................      1,074     61.4             624    55.4
                                                                    ---------                ---------
Total Software....................................................  $   2,893     62.4%      $   2,270    60.3%
                                                                    ---------                ---------
Total Gross Profit................................................  $  11,340     52.4%      $   6,877    59.2%
                                                                    ---------                ---------
                                                                    ---------                ---------

    Gross profit margins for services and equipment may vary from quarter to quarter depending on customer demands and product mix. Information technology services gross profit margin, which does not include salary costs, increased for the three and six month periods due primarily to substantial year 2000 services revenue generated during those periods. Profit margins for equipment declined slightly due to lower profit margins associated with the sale of educational equipment and generally declining margins on equipment sales.

    Platform-migration profit margins remained relatively consistent for the three and six month periods ended August 31, 1997 compared to the same periods in the prior fiscal year. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

    Payment-processing gross profit margins remained relatively consistent for both the three and six month periods ending August 31, 1997 compared to the same periods in the prior fiscal year. Gross margins for other software products increased to 69.8% and 61.4% for the three and six months ended August 31, 1997, respectively, compared to 54.7% and 55.4% for the comparable periods in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Gross margins for these products vary depending on customer demands and product mix.

    OPERATING EXPENSES. Operating expenses increased to $5.3 million and $9.8 million for the three and six months ended August 31, 1997 respectively, as compared to $3.0 million and $5.7 million for the comparable periods in the prior fiscal year. This is an increase of $2.3 million and $4.1 million or 76.7% and 71.9% for the three and six months ended respectively. $1.0 million and $2.1 million of the increase for the three and six month periods respectively was related to operating expenses associated with CEM, with the remainder of the increase relating to the Company beginning to invest additional resources in sales and marketing efforts associated with the introduction and promotion of several new products and services which were released near the end of fiscal year 1997, including UNIBOL400, UNIBOL36 NT, and year 2000 conversion services. The Company also continues to expand its payment processing operations, particularly increasing the number of employees associated with sales, marketing, programming, support and installation services. These activities have increased selling, general, and administrative expenses in advance of increases in revenue. While these expenditures will continue for the foreseeable future, the Company believes that additional revenue will be generated as the result of these activities and that these expenditures as a percentage of total revenue will begin to decline. Operating expenses as a percentage of total revenue improved to 46.5% and 45.4% for the three and six months ended August 31, 1997 respectively as compared to 52.5% and 48.8% for the comparable periods in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced significant growth with total revenue growing to $21.6 million for the six months ended August 31, 1997 from $11.6 million for the comparable period in the prior fiscal year. During this period, the Company has met its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland.

    The Company generated negative operating cash flows of $347,000 for the six months ended August 31, 1997. This negative operating cash flow was funded primarily through cash generated from the exercise of stock options and warrants, and borrowing against the Company's revolving credit facilities.

    The Company maintains two revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company does not anticipate difficulty in complying with these covenants, and while there can be no assurance, expects to be able to renew or replace these facilities in the ordinary course of business.

    During the six months ended August 31, 1997, the Company expended $743,000 for capital improvements. During the first quarter of the current fiscal year, the Company consolidated certain of its operations in the United Kingdom to achieve operational efficiencies, as well as, future cost savings. In the course of the consolidation, increased capital expenditures were necessary to upgrade the Company's equipment and facilities to accommodate the growth in the business, as well as, additional employees.

    The Company received grants to fund research and development from the government of Northern Ireland of approximately $129,000 for the six months ended August 31, 1997. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

    The Company believes available credit will be sufficient to meet its working capital needs both on a short and a long-term basis. However, the Company's capital needs will depend on many factors, including the Company's ability to maintain profitable operations, the need to develop and improve products, and various other factors. Depending on its working capital requirements, the Company may seek additional financing through debt or equity offerings in the private or public markets at any time. The Company's ability to obtain additional financing will depend on its results of operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that financing will be available or, if available, will be on terms acceptable to the Company.

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

    This report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks detailed in this and other public filings. Although the Company believes it has the product offerings and resources for continued success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the forgoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

PART II. OTHER INFORMATION

ITEMS 1, 2, 3 and 5 are not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Shareholders, held on August 29, 1997, the Company's shareholders ratified the Company's Director Incentive Plan, approved an increase of the number of shares issuable under the Company's Long-term Incentive Plan from 1.2 million to 1.7 million shares, and approved the election of five Directors. The following is a summary of the voting for the Directors who were elected:

                                                      VOTES CAST FOR   VOTES CAST AGAINST  ABSTENSIONS
                                                      --------------   ------------------  -----------
Stephen A. Hafer...................................     6,321,421             757          43,892
Thomas W. Zimmerer.................................     6,321,487             491          44,092
Nelson Millar......................................     6,320,921             757          44,392
J. Patrick Henry...................................     6,314,887           7,091          44,092
B. Michael Wilson..................................     6,125,478         196,700          43,892

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed.

Exhibits:


  EXHIBITS                                                 DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Articles of Incorporation of the Registrant (previously filed with Form S-18, filed April 15, 1986 (Reg.
             No. 33-04906-D) and incorporated herein by reference)
       3.2   Amendment to Articles of Incorporation changing the Registrant's name from Liberty Ventures, Ltd. to
             UniComp, Inc. (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D) and incorporated herein by reference)
       3.3   Amended and Restated Bylaws of the Registrant (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
      10.1   End-User Purchase Agreement between the Registrant and Hewlett-Packard dated October 25, 1994
             (previously filed with Form 10-K/A amendment no. 2 for the fiscal year ended February 28, 1994 and incorporated herein by reference)
      10.2   Business Partner Agreement between the Registrant and IBM dated March 1, 1994 (previously filed with
             Form 10-K/A amendment no. 2 for the fiscal year ended February 28, 1994 and incorporated herein by reference)
      10.3   Agreement between the Registrant and Siemens Nixdorf dated January 3, 1995 (previously filed with Form
             10-K for the fiscal year ended February 28, 1995 and incorporated herein by reference)



  EXHIBITS                                                 DESCRIPTION
-----------    --------------------------------------------------------------------------------------------------------
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


UNICOMP, INC.


/s/ L. ALLEN PLUNK                         OCTOBER 15, 1997
-------------------------------------      -------------------------------------
L. ALLEN PLUNK                             DATE
CHIEF FINANCIAL OFFICER