Form 10-Q
period 1997-11-30
UNICOMP INC
filed 1998-01-14
CIK 792341

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            SECURITIES AND EXCHANGE

                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 1997   Commission file number 0-15671

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

      7,916,000 Common shares, $0.01 par value, as of January 9, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNICOMP, INC.

                                     INDEX


PART I.         FINANACIAL INFORMATION                                                                          PAGE
----------------------------------------------------------------------------------------------------------  -----------
Item 1. Financial Statements

Consolidated Balance Sheets as of November 30, 1997 and February 28, 1997.................................           3
Consolidated Statements of Operations for the three months ended November 30, 1997 and 1996...............           5
Consolidated Statements of Operations for the nine months ended November 30, 1997 and 1996................           6
Consolidated Statements of Cash Flows for the nine months ended November 30, 1997 and 1996................           7
Notes to the Consolidated Financial Statements............................................................           8

Item 2. Management's Discussion and Analysis of Results of Operations, Financial Conditions, and Liquidity
  and Capital Resources...................................................................................           9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................................................          17

Signatures................................................................................................          18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           UniComp, Inc. and Subsidiaries
                             Consolidated Balance Sheets


                                     ASSETS

                                                                                         (UNAUDITED)    (UNAUDITED)
                                                                                        NOVEMBER 30,   FEBRUARY 28,
                                                                                            1997           1997
                                                                                        -------------  -------------
Current assets:
  Cash and cash equivalents ($3 million restricted)....................................  $   3,454,081  $   3,752,484
  Accounts and other receivables:
    Trade, net of allowance of $463,515 and $222,097 at November 30, 1997 and
        February 28, 1997, respectively................................................     15,892,129     10,056,566
    Receivables from related parties...................................................        438,146        353,500
    Taxes receivable...................................................................        131,998          2,805
    Other receivables..................................................................        543,820        150,611
  Inventory............................................................................      4,258,395      2,237,620
  Prepaid expenses.....................................................................        947,538        802,304
  Deferred income taxes................................................................        249,555         58,395
  Other................................................................................         86,810         63,655
                                                                                         -------------  -------------
      Total current assets.............................................................     26,002,472     17,477,940
                                                                                         -------------  -------------
Property and equipment, net............................................................      4,655,934      4,130,709
                                                                                         -------------  -------------
Other assets:
  Acquired and developed software, net of accumulated amortization of $4,353,175 and
    $2,852,779 at November 30, 1997 and February 28, 1997, respectively................      6,312,238      5,846,712
  Goodwill, net of accumulated amortization of $356,074 and $125,946 at November 30,
    1997 and February 28, 1997, respectively...........................................      3,158,341      3,161,431
  Prepaid pension......................................................................        670,093        442,030
  Deferred income taxes................................................................         95,200         99,346
  Other................................................................................        344,525        307,648
                                                                                         -------------  -------------
      Total other assets...............................................................     10,580,397      9,857,167
                                                                                         -------------  -------------
      Total assets.....................................................................  $  41,238,803  $  31,465,816
                                                                                         -------------  -------------
                                                                                         -------------  -------------

               The accompanying notes are an integral part of these consolidated financial statements.


                       UniComp, Inc. and Subsidiaries
                  Consolidated Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      (Unaudited)    (Unaudited)
                                                                                     November 30,   February 28,
                                                                                         1997           1997
                                                                                     -------------  -------------
Current liabilities:
  Accounts payable.................................................................    $ 3,649,717    $ 3,476,561
  Accrued expenses.................................................................      1,675,937      1,193,273
  Deferred revenue.................................................................      3,116,009      2,092,847
  Lines of credit..................................................................     10,698,365      7,320,828
  Income taxes payable.............................................................        531,572        176,632
  Other accrued taxes..............................................................        925,341        602,325
  Current portion of notes payable.................................................        440,211        492,428
                                                                                     -------------  -------------
      Total current liabilities....................................................     21,037,152     15,354,894
                                                                                     -------------  -------------
Long-term liabilities:
  Notes payable....................................................................      1,413,311      1,195,546
  Deferred income taxes............................................................        900,572        432,914
                                                                                     -------------  -------------
      Total long-term liabilities..................................................      2,313,883      1,628,460
                                                                                     -------------  -------------
      Total liabilities............................................................     23,351,035     16,983,354
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock: $1 par value, authorized 5,000,000, none issued and outstanding
    at November 30, 1997 and February 28, 1997, respectively.......................           --             --
  Common stock: $.01 par value, authorized 25,000,000, issued and outstanding7,857,970 and 7,667,553 at November 30, 1997 and February 28, 1997,
    respectively...................................................................         78,580         76,676
  Additional contributed capital...................................................     14,567,878     13,116,636
  Retained earnings................................................................      3,562,270      2,060,451
                                                                                     -------------  -------------
                                                                                        18,208,728     15,253,763
  Less treasury stock..............................................................       (233,611)      (608,810)
  Cumulative translation adjustment................................................        (87,349)      (162,491)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     17,887,768     14,482,462
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................    $41,238,803    $31,465,816
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        UniComp, Inc. and Subsidiaries
                    Consolidated Statements of Operations

                                                                                              (Unaudited)
                                                                                           Three Months Ended
                                                                                       --------------------------
                                                                                       November 30,  November 30,
                                                                                           1997          1996
                                                                                       ------------  ------------
Revenue:
  Equipment..........................................................................  $ 5,816,182    $3,107,201
  Services...........................................................................    5,193,857     2,961,111
  Software...........................................................................    2,533,081     2,286,791
                                                                                       ------------  ------------
      Total revenue..................................................................   13,543,120     8,355,103
                                                                                       ------------  ------------

Cost of sales:
  Equipment..........................................................................    4,889,951     2,531,763
  Services...........................................................................      875,386       536,380
  Software...........................................................................      913,141       754,696
                                                                                       ------------  ------------
      Total cost of sales............................................................    6,678,478     3,822,839
                                                                                       ------------  ------------

Gross profit.........................................................................    6,864,642     4,532,264
                                                                                       ------------  ------------
Selling, general and administrative expenses.........................................    5,846,409     3,357,949
Depreciation expense.................................................................      341,760       180,533
                                                                                       ------------  ------------
      Total operating expenses.......................................................    6,188,169     3,538,482

Operating income.....................................................................      676,473       993,782
                                                                                       ------------  ------------
Other income (expense):
  Other, net.........................................................................       14,930         1,717
  Interest, net......................................................................     (210,347)     (114,694)
                                                                                       ------------  ------------
      Total other income (expense)...................................................     (195,417)     (112,977)
                                                                                       ------------  ------------

Income before provision for income taxes.............................................      481,056       880,805
                                                                                       ------------  ------------

Provision for income taxes...........................................................      151,368       307,673
                                                                                       ------------  ------------

Net income...........................................................................  $   329,688    $  573,132
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Earnings per share...................................................................  $      0.04    $     0.09
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Weighted average number of shares....................................................    8,307,661     6,597,322

  The accompanying notes are an integral part of these consolidated financial statements.

                        UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                    ---------------------------
                                                    NOVEMBER 30,   NOVEMBER 30,
                                                        1997           1996
                                                   -------------  ------------
Revenue:
   Equipment......................................  $  19,181,749   $9,021,024
   Services.......................................     13,788,027    8,186,402
   Software.......................................      7,166,893    6,049,569
                                                    -------------  ------------
      Total revenue...............................     40,136,669   23,256,995
                                                    -------------  ------------
Cost of sales:
   Equipment......................................     16,042,614    6,978,191
   Services.......................................      2,098,995    1,667,209
   Software.......................................      2,654,183    2,247,348
                                                    -------------  ------------
      Total cost of sales.........................     20,795,792   10,892,748
                                                    -------------  ------------

Gross profit......................................     19,340,877   12,364,247
                                                    -------------  ------------

Selling, general and administrative expenses......     15,635,529    9,646,082
Depreciation expense..............................        991,586      533,390
                                                    -------------  ------------
      Total operating expenses....................     16,627,115   10,179,472

Operating income..................................      2,713,762    2,184,775
                                                    -------------  ------------

Other income (expense):
   Other, net.....................................         10,290       (1,592)
   Interest, net..................................       (384,020)    (259,583)
                                                    -------------  ------------
      Total other income (expense)................       (373,730)    (261,175)
                                                    -------------  ------------

Income before provision for income taxes..........      2,340,032    1,923,600
                                                    -------------  ------------

Provision for income taxes........................        771,532      607,913
                                                    -------------  ------------

Net income........................................  $   1,568,500   $1,315,687
                                                    -------------  ------------
                                                    -------------  ------------

Earnings per share................................  $        0.19   $     0.21
                                                    -------------  ------------
                                                    -------------  ------------

Weighted average number of shares.................      8,152,037    6,380,049

               The accompanying notes are an integral part of these
                          consolidated financial statements

                         UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                     --------------------------
                                                     NOVEMBER 30,  NOVEMBER 30,
                                                        1997          1996
                                                     ------------  ------------

Net cash provided (used) by operating activities:
   Net income.....................................   $1,568,500    $1,315,688
   Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization...............    2,722,110     1,506,730
      Allowance for doubtful accounts.............      241,418        33,262
      Deferred income taxes.......................      280,644       334,581
      Changes in assets and liabilities:
         Accounts and other receivables...........   (6,666,064)   (1,545,071)
         Inventory................................   (2,020,775)     (425,927)
         Prepaid expenses.........................     (373,297)      278,800
         Accounts payable.........................       83,156       623,749
         Accrued expenses.........................      482,664       (12,398)
         Other accrued taxes......................      323,016        11,633
         Deferred revenue.........................    1,023,162      (361,781)
         Income taxes payable.....................      354,940        60,136
         Other....................................     (287,070)     (358,298)
                                                     ------------  ------------

            Net cash provided (used) by operating
               activities.........................   (2,267,596)    1,461,104
                                                     ------------  ------------

Cash flow from investing activities:
   Capital expenditures...........................   (1,516,811)     (740,845)
   Acquired and developed software................   (1,875,922)   (1,626,634)
                                                     ------------  ------------

            Net cash provided (used) by investing
               activities.........................   (3,392,733)   (2,367,479)
                                                     ------------  ------------

Cash flow from financing activities:
   Payments on borrowings.........................   (2,161,295)     (267,022)
   Proceeds from borrowing........................    5,704,380       749,844
   Issuance of common stock, net..................    1,828,345     5,711,450
   Purchase of treasury stock.....................       --          (383,419)
   Receivables from related parties...............      (84,646)       (9,869)
                                                     ------------  ------------

            Net cash provided (used) by financing
               activities.........................    5,286,784     5,800,984
                                                     ------------  ------------

Net increase (decrease) in cash...................     (373,545)    4,894,609
Effect of exchange rate changes on cash...........       75,142       105,299
Cash and cash equivalents at beginning of period..    3,752,484     1,128,647
                                                     ------------  ------------

Cash and cash equivalents at end of period........   $3,454,081    $6,128,555
                                                     ------------  ------------
                                                     ------------  ------------

Cash paid for interest............................   $  239,413    $  243,344
Cash paid for taxes...............................   $   86,422    $  123,487


              The accompanying notes are an integral part of these
                       consolidated financial statements

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

2. ACQUISITION OF NOVATEK

    On November 30, 1997, the Company completed its acquisition of Novatek Corporation ("Novatek"). Novatek is a reseller of new and refurbished transaction processing and point-of-sale equipment and supplies. The Company issued 788,708 shares of its common stock for all of the outstanding common stock of Novatek. This transaction has been accounted for as a pooling of interests; therefore, the Company's historical financial statements have been restated to reflect this merger.

    Prior to the merger, Novatek prepared its financial statements based on a December 31 year end. As a result, the restated historical financial statements include the Company's historical results of operations for the three and nine months ended November 30, 1996 combined with Novatek's historical results of operations for the three and nine months ended September 30, 1996 as summarized below:

                                FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
                           --------------------------------------------------------
                                 UNICOMP             NOVATEK
                             (NOV. 30, 1996)     (SEPT. 30, 1996)      TOTAL
                           -----------------     ----------------      ------------
Revenue..................   $  6,625,108          $  1,729,995         $  8,355,103
Net income...............        572,670                   462              573,132

                                FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
                          ---------------------------------------------------------
                                UNICOMP              NOVATEK
                            (NOV. 30, 1996)      (SEPT. 30, 1996)     TOTAL
                          -----------------      -----------------    -------------
Revenue.................   $ 18,244,625          $  5,012,370         $  23,256,995
Net income..............      1,315,017                   670             1,315,687


    The results of operations for the three and nine months ended November 30, 1997 reflect the combined results of operations of the Company and Novatek as of that date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Item 1 of this report and with the Company's annual report on Form 10-K for the fiscal year ended February 28, 1997. The statements contained herein that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements and remarks relative to future events and financial performance are subject to the risks and uncertainties described in reports filed from time to time with the Securities and Exchange Commission. These documents contain and identify important factors that could cause actual results to differ materially from those contained in our forward looking statements. These factors include, but are not limited to, timely development and market acceptance of its products (and upgrades to those products) and services, the impact of competitive products, pricing, and the fact that the company's software product license revenue can fluctuate from quarter to quarter as a result of various factors and conditions. The company maintains minimal backlog, thus any weakening of customer demand can have an immediate adverse effect on the company's operating results. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements.

OVERVIEW

    UniComp provides information technology products and services to businesses located primarily in Northern Ireland and platform-migration software and payment-processing systems to users worldwide. For the nine months ended November 30, 1997, the Company generated $40.1 million in revenue, of which $19.2 million was derived from sales of computer equipment and $13.8 million was derived from information technology services. The remaining $7.1 million in revenue was derived from license and support fees for the Company's platform migration software, transaction processing systems and other vertical market software products. The Company expects revenue from software licensing and support to increase as a percentage of total revenue in the future as the Company's relatively new software products penetrate their target markets and gain market acceptance.

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

    Selling, general and administrative expenses include salaries and related costs for all employees, travel, costs associated with internal equipment, sales commissions, premises and marketing costs, general office and administrative costs, and the amortization of goodwill. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction in capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future. Although the Company expects the dollar amount of selling, general and administrative expenses to increase as the Company grows, it anticipates that these expenses will remain constant or decrease as a percentage of total revenue.

    In February 1997, the Company completed its acquisition of CEM Computers Limited ("CEM") a provider of computer equipment, software support and systems integration primarily in Northern Ireland and a reseller of computer equipment to the education and corporate marketplace. The acquisition has been accounted for by the purchase method. As such, CEM's results of operations have been included since the date of acquisition.

    On November 30, 1997, the Company completed its acquisition of Novatek Corporation ("Novatek"). Novatek is a reseller of new and refurbished transaction processing and point-of-sale equipment and supplies. The Company issued 788,708 shares of its common stock for all of the outstanding common stock of Novatek. This transaction has been accounted for as a pooling of interests; therefore, the Company's historical financial statements have been restated to reflect this merger.

    Prior to the merger, Novatek prepared its financial statements based on a December 31 year end. As a result, the restated historical financial statements include the Company's historical results of operations for the three and nine months ended November 30, 1996 combined with Novatek's historical results of operations for the three and nine months ended September 30, 1996 as summarized below:

                                 FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
                            -------------------------------------------------------
                                UNICOMP              NOVATEK
                            (NOV. 30, 1996)      (SEPT. 30, 1996)         TOTAL
                            ---------------      ----------------      ------------
Revenue...................   $  6,625,108          $  1,729,995        $  8,355,103
Net income................        572,670                   462             573,132

                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
                           --------------------------------------------------------
                              UNICOMP            NOVATEK
                           (NOV. 30, 1996)       (SEPT. 30, 1996)         TOTAL
                           --------------        ----------------     -------------
Revenue..................   $ 18,244,625           $  5,012,370       $  23,256,995
Net income...............      1,315,017                    670           1,315,687


    The results of operations for the three and nine months ended November 30, 1997 reflect the combined results of operations of the Company and Novatek as of that date.

RESULTS OF OPERATIONS

    Three and Nine Months Ended November 30, 1997 Compared to Three and Nine Months Ended November 30, 1996

    The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three and nine month periods ended November 30, 1997 and 1996.

                                          THREE MONTHS ENDED                            NINE MONTHS ENDED
                         -----------------------------------------------   ------------------------------------------
                                  11/30/97                  11/30/96             11/30/97              11/30/96
                                 ---------                -----------          -----------           -----------
                               (IN THOUSANDS, EXCEPT PERCENTAGE DATA)         (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenue..........  $  13,543       100.0%   $   8,355        100.0%  $  40,137      100.0% $  23,257      100.0%
Cost of sales..........      6,678        49.3        3,823         45.8      20,796       51.8     10,893       46.8
                         ---------       -----   -----------       -----   ---------  ---------  ---------  ---------
Gross profit...........      6,865        50.7        4,532         54.2      19,341       48.2     12,364       53.2
Operating expenses.....      6,188        45.7        3,538         42.3      16,627       41.4     10,179       43.8
                         ---------       -----   -----------       -----   ---------  ---------  ---------  ---------
Operating income.......        677         5.0          994         11.9       2,714        6.8      2,185        9.4
Other expense..........        196         1.4          113          1.4         374        1.0        261        1.1
                         ---------       -----   -----------       -----   ---------  ---------  ---------  ---------
Income before taxes....        481         3.6          881         10.5       2,340        5.8      1,924        8.3
Provision for taxes....        151         1.1          308          3.6         771        1.9        608        2.6
                         ---------       -----   -----------       -----   ---------  ---------  ---------  ---------
Net income.............  $     330         2.5%   $     573          6.9%  $   1,569        3.9% $   1,316        5.7%
                         ---------       -----   -----------       -----   ---------  ---------  ---------  ---------
                         ---------       -----   -----------       -----   ---------  ---------  ---------  ---------

    REVENUE. Revenue increased to $13.5 million for the three months ended November 30, 1997 from $8.4 million for the comparable period in the prior year, and to $40.1 million for the nine months ended November 30, 1997 from $23.3 for the comparable period in the prior year. The vast majority of these increases have been from acquisitions which have occurred over the past year as explained in more detail under the captions below.

EQUIPMENT REVENUE

    The following table summarizes the revenue generated from sales of computer equipment for the three and nine months ended November 30, 1997 and the comparable periods from the prior fiscal year.

                                            THREE MONTHS ENDED     INCREASE/ (DECREASE)
                                         ------------------------  --------------------
                                          11/30/97     11/30/96        $          %
                                         -----------  -----------  ---------  ---------
                                             (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Transaction Processing Equipment.......   $   1,886    $   1,730   $     156        9.0%
Educational Equipment..................       1,659            0       1,659      100.0
Other Equipment........................       2,271        1,377         894       64.9
                                         -----------  -----------  ---------  ---------
Total Equipment Revenue................   $   5,816    $   3,107   $   2,709       87.2%
                                         -----------  -----------  ---------  ---------
                                         -----------  -----------  ---------  ---------

                                          NINE MONTHS ENDED     INCREASE/ (DECREASE)
                                        ----------------------  --------------------
                                        11/30/97    11/30/96        $          %
                                        --------    --------       ---        ---
                                           (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Transaction Processing Equipment......  $   6,865   $   5,012   $   1,853       37.0%
Educational Equipment.................      6,028           0       6,028      100.0
Other Equipment.......................      6,289       4,009       2,280       56.9
                                        ---------  -----------  ---------  ---------
Total Equipment Revenue...............  $  19,182   $   9,021   $  10,161      112.6%
                                        ---------  -----------  ---------  ---------
                                        ---------  -----------  ---------  ---------

    Revenue from the sale of transaction processing equipment, which is generated by the recently acquired Novatek, increased by 9% for the third quarter and 37% for the nine month period. Revenue for transaction processing equipment is somewhat seasonal due to retail establishments purchasing new systems during the summer months (the Company's first and second quarters) in order to implement those systems before the holiday buying season begins. Revenue increases are due to a trend of transaction processing equipment manufacturers selling more through resellers and less direct sales. Novatek has been able to capitalize on this trend by providing a wide range of new and refurbished equipment to its customers and providing additional value added services. While the Company believes that this trend will continue for the forseeable future, there can be no assurance of such.

    In connection with the acquisition of CEM, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland which accounts for all of the revenue generated from the sale of educational computer equipment. The increase in other equipment, which is generally supplied as an adjunct to software and services customers, is principally due to the acquisition of CEM. Sales of computer equipment can vary from quarter to quarter based on customer needs and political influences impacting the purchases of educational computer equipment.

SERVICES REVENUE

    Revenue from information technology services increased to $5.2 million for the three months ended November 30, 1997 from $3.0 million for the for the comparable period in the prior fiscal year and to $13.8 million for the nine months ended November 30, 1997 from $8.2 million as compared to the same period in the prior fiscal year. This increase of $2.2 million for the three months ended November 30, 1997 and $5.6 million for the nine month period ended November 30, 1997 was in part due to $900,000 and $2.7 million of service revenue generated by CEM for the three and nine months ended November 30, 1997, respectively. Additionally, during the three and nine months ended November 30, 1997, the Company generated $1.0 million and $2.7 million, respectively, of revenue from year 2000 conversion services. The majority of the revenue generated from year 2000 conversion services is attributable to a long-term contract with DHL Worldwide Express which is expected to generate a total of $3.5 million to $4.0 million in revenue.

SOFTWARE REVENUE

    The following table summarizes the revenue from software licensing and support for the three and nine months ended November 30, 1997 and the comparable periods from the prior fiscal year.

                                         THREE MONTHS ENDED     INCREASE/ (DECREASE)
                                      ------------------------  --------------------
                                       11/30/97     11/30/96        $          %
                                      -----------  -----------  ---------  ---------
                                          (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Initial License Fees:
   Platform Migration...............   $     347    $     469   $    (122)     (26.0)%
   Transaction Processing...........         826          861         (35)      (4.1)
   Other............................         275          164         111       67.7
                                      -----------  -----------  ---------      -----
Total Initial License Fees..........   $   1,448    $   1,494   $     (46)      (3.1)%
                                      -----------  -----------  ---------      -----
Software Support Fees:
   Platform Migration...............   $     323    $     393 $       (70)     (17.8)%
   Other............................         762          400         362       90.5
                                      -----------  -----------  ---------      -----
Total Software Support Fees.........   $   1,085    $     793   $     292       36.8%
                                      -----------  -----------  ---------      -----
Total Software Revenue..............   $   2,533    $   2,287   $     246       10.8%
                                      -----------  -----------  ---------      -----
                                      -----------  -----------  ---------      -----


                                                                                  NINE MONTHS ENDED      INCREASE/ (DECREASE)
                                                                               ------------------------  --------------------
                                                                                11/30/97     11/30/96        $          %
                                                                               -----------  -----------  ---------  ---------
                                                                                   (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Initial License Fees:
  Platform Migration.........................................................   $   1,495    $   1,441   $      54        3.7%
  Transaction Processing.....................................................       1,912        1,942         (30)      (1.5)
  Other......................................................................         832          507         325       64.1
                                                                               -----------  -----------  ---------
Total Initial License Fees...................................................   $   4,239    $   3,890   $     349        9.0%
                                                                               -----------  -----------  ---------

Software Support Fees:
  Platform Migration.........................................................   $     974    $     977   $      (3)      (0.3)%
  Other......................................................................       1,954        1,183         771       65.2
                                                                               -----------  -----------  ---------
Total Software Support Fees..................................................   $   2,928    $   2,160   $     768       35.6%
                                                                               -----------  -----------  ---------

Total Software Revenue.......................................................   $   7,167    $   6,050   $   1,117       18.5%
                                                                               -----------  -----------  ---------
                                                                               -----------  -----------  ---------

    Revenue generated from platform migration systems was $670,000 and $2.5 million for the three and nine months ended November 30, 1997, respectively, as compared to $862,000 and $2.4 million for the comparable periods in the prior year. Platform migration revenue by major product class is as follows.

                                                                                   THREE MONTHS ENDED     INCREASE/ (DECREASE)
                                                                                ------------------------  --------------------
                                                                                 11/30/97     11/30/96        $          %
                                                                                -----------  -----------  ---------  ---------
                                                                                     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
UNIBOL36......................................................................   $553           $728        $  (175)   (24.0)%
UNIBOL400.....................................................................    117            134            (17)   (12.7)
                                                                                 -----         -----       ---------
Total Platform Migration Revenue..............................................   $670           $862        $  (192)   (22.3)%
                                                                                 -----         -----       ---------
                                                                                 -----         -----       ---------

                                                                                  NINE MONTHS ENDED      INCREASE/ (DECREASE)
                                                                               ------------------------  --------------------
                                                                                11/30/97     11/30/96        $          %
                                                                               -----------  -----------  ---------  ---------
                                                                                   (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
UNIBOL36.....................................................................   $   1,674      $2,284      $(610)     (26.7)%
UNIBOL400....................................................................         795         134        661      493.2
                                                                                -----------   --------    ------
Total Platform Migration Revenue.............................................   $   2,469      $2,418      $  51        2.1%
                                                                               -----------    --------    ------
                                                                               -----------   ---------    ------

    The UNIBOL36 product is in a declining market as users of the IBM System 36 update their computer systems to more modern technology. The Company hopes to slow the decline in UNIBOL36 product sales through marketing the product as part of its year 2000 conversion services and with a recent release of a version of UNIBOL36 which supports Microsoft NT. While revenue for this product is declining, it is expected to continue for the next few years, however, there may be fairly volatile revenue fluctuations from quarter to quarter during this period.

    Sales of the UNIBOL400 product began to slow in second and third quarters of the current fiscal year as end-users are waiting for new releases of the product which interface with the ORACLE database. The Company anticipates completing these enhancements by the beginning of the next fiscal year and does not anticipate substantial UNIBOL400 revenue to be generated until that time.

    Revenue generated from transaction processing systems remained relatively consistent for the three and nine month periods ending November 30, 1997 as compared to the comparable periods in the prior fiscal year. Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix.

    INTERNATIONAL REVENUE. Revenue from international operations, principally in Northern Ireland, increased to $29.7 million for the nine months ended November 30, 1997 from $14.5 million for the comparable period in the prior fiscal year, an increase of $15.2 million, or 105%. This increase is primarily due to the acquisition of CEM which accounted for approximately $12 million in revenue for the nine months ended November 30, 1997. The remainder of the increase is primarily due to year 2000 conversion services which accounted for $2.6 million of revenue during the nine month period ended November 30, 1997. Revenue from domestic operations increased to $10.4 million for the nine months ended November 30, 1997 as compared to $8.8 million for the comparable period in the prior fiscal year, an increase of $1.6 million, or 18.1% primarily due to an increase in transaction processing equipment revenue of $1.9 million as described above under "Equipment Revenue".

    GROSS PROFIT. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and nine months ended November 30, 1997 and the comparable periods for the prior fiscal year.

                                                                                              THREE MONTHS ENDED
                                                                                  ------------------------------------------
                                                                                        11/30/97              11/30/96
                                                                                  --------------------    --------------------
                                                                                     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                                                                  ------------------------------------------
                                                                                      GROSS PROFIT          GROSS PROFIT
                                                                                  --------------------     --------------------
                                                                                      $          %            $          %
                                                                                  ---------  ---------    ---------  ---------
Equipment:
  Educational Equipment.........................................................  $     216       13.0%   $       0        0.0%
  Transaction Processing Equipment..............................................        343       18.2          338       19.5
  Other Equipment...............................................................        367       16.2          237       17.2
                                                                                  ---------                --------
Total Equipment.................................................................  $     926       15.9%   $     575       18.5%
                                                                                  ---------               --------

Information Technology Services.................................................  $   4,319       83.2%   $   2,425       81.9%
Software:                                                                         ---------               ---------
  Platform Migration............................................................  $     255       38.1%   $     541       62.8%
  Transaction Processing........................................................        678       78.2          656       76.1
  Other.........................................................................        687       66.3          335       59.5
                                                                                  ---------               ---------
Total Software..................................................................  $   1,620       64.0%   $   1,532       67.0%
                                                                                  ---------               ---------
Total Gross Profit..............................................................  $   6,865       50.7%   $   4,532       54.2%
                                                                                  ---------               ---------
                                                                                  ---------               ---------

                                                                                           NINE MONTHS ENDED
                                                                               ------------------------------------------
                                                                                     11/30/97              11/30/96
                                                                               --------------------    --------------------
                                                                                 (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                                                               ------------------------------------------
                                                                                   GROSS PROFIT          GROSS PROFIT
                                                                               --------------------    --------------------
                                                                                   $          %          $          %
                                                                               ---------  ---------    ---------  ---------
Equipment:
  Educational Equipment......................................................  $     625       10.4%   $       0        0.0%
  Transaction Processing Equipment...........................................      1,480       21.6        1,293       25.8
  Other Equipment............................................................      1,034       16.4          750       18.7
                                                                               ---------               ---------
Total Equipment..............................................................  $   3,139       16.4%   $   2,043       22.6%
                                                                               ---------               ---------
                                                                               ---------               ---------
Information Technology Services..............................................  $  11,689       84.8%   $   6,519       79.6%
                                                                               ---------               ---------
Software:
  Platform Migration.........................................................  $   1,217       49.3%   $   1,371       56.7%
  Transaction Processing.....................................................      1,535       80.3        1,473       75.8
  Other......................................................................      1,761       63.2          958       56.7
                                                                               ---------               ---------
Total Software...............................................................  $   4,513       63.0%   $   3,802       62.9%
                                                                               ---------               ---------

Total Gross Profit...........................................................  $  19,341       48.2%   $  12,364       53.2%
                                                                               ---------               ---------
                                                                               ---------               ---------

    Gross profit margins for equipment and services vary from quarter to quarter depending on customer demands and product mix. The types of equipment the Company sells are generally commodity products. As a result, overall profit margins for equipment are declining. Information technology services gross profit margin, which does not include salary costs, increased slightly for both the three and nine month periods due primarily to substantial year 2000 services revenue generated during those periods.

    Platform migration profit margins decreased for the three and nine month periods ended November 30, 1997 compared to the same periods in the prior fiscal year. These declines are due principally to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL400 product, for which revenues have declined since the prior year as described earlier. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

    Transaction processing gross profit margins remained relatively consistent for both the three and nine month periods ending November 30, 1997 compared to the same periods in the prior fiscal year. Gross margins for other software products increased to 66.3% and 63.2% for the three and nine months ended November 30, 1997, respectively, compared to 59.5% and 56.7% for the comparable periods in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's
Distributex product as well as other third party software products. Gross margins for these products vary depending on customer demands and product mix.

    OPERATING EXPENSES. Operating expenses as a percentage of total revenue are 45.7% and 41.4% for the three and nine months ended November 30, 1997 compared to 42.4% and 43.8% for the comparable periods in the prior fiscal year. During the third quarter ended November 30, 1997, the Company recorded non-recurring expenses of $1.1 million. $700,000 of this amount related to compensation expense recorded for the value of certain compensatory stock options at Novatek for which the applicable compensation expense could only be determined upon the sale of Novatek. Therefore, the Company recorded a one-time non-cash compensation expense upon consummation of the merger with Novatek. Additionally, the Company recorded $265,000 in expenses relating to the pooling of interests transaction with Novatek. The Company also recorded $120,000 of expenses related to other potential acquisitions which the Company is no longer pursuing. Operating expenses as a percentage of total revenue before the effect of the $1.1 million of non-recurring expenses are 37.7% and 38.7 for the three and nine months ended November 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced significant growth with total revenue growing to $40.1 million for the nine months ended November 30, 1997 from $23.3 million for the comparable period in the prior fiscal year. During this period, the Company has met its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland.

    The Company generated negative operating cash flows of $2.3 million for the nine months ended November 30, 1997. This negative operating cash flow was funded primarily through cash generated from the exercise of stock options and warrants, and borrowing against the Company's revolving credit facilities.

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

    During the nine months ended November 30, 1997, the Company expended $1.5 million for capital improvements. During the first quarter of the current fiscal year, the Company consolidated certain of its operations in the United Kingdom to achieve operational efficiencies, as well as, future cost savings. In the course of the consolidation, increased capital expenditures were necessary to upgrade the Company's equipment and facilities to accommodate the growth in the business, as well as, additional employees.

    The Company received grants to fund research and development from the government of Northern Ireland of approximately $365,000 for the nine months ended November 30, 1997. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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
             333-




 EXHIBITS                                                 DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------


             12209) and incorporated herein by reference)

     10.11   Stock Purchase Agreement between the Registrant and Eurodis Electron Plc, dated February 20, 1997
             (previously filed with Form 8-K on March 6, 1997 and incorporated herein by reference)

     10.12   Agreement and Plan of Reorganization By and Among UniComp, Inc., Smoky Mountain Technologies, Inc.,
             Novatek Corporation, its Shareholders, Sun and Sky Development Corp. and its Shareholders (previously filed with Form 8-K dated November 29, 1997 and incorporated herein by reference)

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


UNICOMP, INC.

 /s/ L. Allen Plunk                                January 14, 1998
-----------------------------                       --------------------------
L. Allen Plunk                                      Date
Chief Financial Officer