Form 10-K405
period 1998-02-28
UNICOMP INC
filed 1998-05-29
CIK 792341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

                                    Yes  X    No
                                        ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,300,000 on May 26, 1998.

The number of shares outstanding of the registrant's Common Stock as of May 26, 1998 was 7,965,423.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Specified sections of the registrant's 1998 Proxy Statement in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

                                     PART I

ITEM 1.  BUSINESS

Overview

     UniComp, Inc. (the Company), founded in 1985, provides computer equipment and other information technology products and services to businesses located primarily in the United Kingdom, as well as, year 2000 conversion tools and services, vertical market application software, platform-migration software and transaction-processing systems to users worldwide. The Company's strategy is to emphasize its software products, acquire synergistic technologies and businesses, and to expand its services business within its existing geographic markets.

     The Company has experienced significant growth over the past four years, primarily through acquisitions, with total revenue growing to $52.1 million in fiscal year 1998 from $12.7 million in fiscal year 1994. In fiscal year 1998, approximately 82% of the Company's revenue was derived from providing computer equipment, support and various other information technology services, with 75% of revenue attributable to international operations, primarily in the United Kingdom.

     Computer Equipment

     The Company provides computer equipment to the transaction-processing market in North America, and to the educational and corporate sectors primarily in Northern Ireland. The Company began providing computer equipment for the transaction-processing industry with the acquisition of Novatek Corporation (Novatek) in fiscal year 1998. In connection with the acquisition of CEM Computers Limited (CEM) in 1997, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland. The Company also provides computer equipment to the corporate market, which is generally supplied as an adjunct to its software and services.

     Professional Services and Vertical Market Applications

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

     The Company provides a wide variety of vertical market applications and professional services, including proprietary and third party software products, support services, installation and integration of software and hardware systems and outsourcing of information technology services. The Company's vertical application software products consist of accounting software, process management products for the manufacturing industry, a human resource time and attendance product, as well as other third party software products. Support services consist of system upkeep including hardware and software support and maintenance, technical support and training. Installation and integration services include system consulting and design, custom software development, system installation and testing, as well as a broad range of systems configuration and integration services for computer networks. The Company also provides information technology services to businesses on an outsourced basis, thereby offering its customers an opportunity to reduce information technology overhead while continuing to respond to technological change. Outsourcing services include disaster recovery, facilities management and related information technology support services.

     Year 2000 Conversion Tools and Services

     The year 2000 problem arises from the inability of software applications to effectively process programs that use two-digit data field format to represent a year. Unless these applications are modified, significant problems could occur due to the inability to properly interpret data fields (e.g., such applications may interpret "00" as the year "1900" rather than "2000"). In response to the increased awareness and demand for year 2000 solutions, the Company has expanded its business to address this market, with a focus on the IBM midrange systems market. The Company believes that it has a unique opportunity to market its solutions to its installed base of users of its other products and services. The Company also anticipates that customer contacts developed in providing year 2000 solutions will provide opportunities for the Company to provide additional on-going products and services to such customers.

     Platform-Migration Software

     During the past several years, the computer industry has been moving from proprietary systems toward open and portable systems. The Company believes that decreasing prices, increasing functionality of hardware and software systems and the inherent constraints of proprietary platforms have contributed to increased market acceptance of open systems and customer demand for products based on such systems. Changing computing platforms from proprietary to open or portable systems, however, often results in significant disruption of business operations as users are retrained and software errors are discovered and corrected. Also critical is the potential loss of data contained in existing databases that may result from a change to new software applications.

     In response to the demand for software applications capable of running on multiple computing platforms, the Company has developed platform-migration software that rehosts code written for certain proprietary platforms to open computing platforms. The Company believes that its rehosting solution allows businesses and independent software vendors (ISVs) to migrate their software applications to open systems in a more cost-effective manner than competing methodologies. Rehosting enables businesses to retain their investment in existing software and databases. Rehosting also allows ISVs to expand their market opportunities without replacing or rewriting applications, retraining or replacing software developers or incurring the cost and disruption of re-engineering their products.

     Transaction-processing Systems

     Electronic transaction-processing refers to the sequence of activities that occur among a customer, a merchant and a transaction processor when goods or services are sold via debit or credit cards, checks, or other transactions which are not settled in cash. Electronic transaction-processing for commercial businesses has grown rapidly in recent years as a result of an increased usage of credit and debit cards and wider acceptance of such cards among merchants. Advances in transaction-processing and telecommunication technologies have also been key factors contributing to such growth. The Company believes that the transition from paper-based to electronic-based transaction-processing provides greater convenience to merchants and consumers, reduces fees charged to merchants and facilitates faster, more accurate settlement of payments.

     Transaction-processing systems include the software and hardware combinations that allow electronic settlement of payment transactions. The Company designs, develops and markets transaction-processing systems, which may include both software and hardware, that provide merchants a high degree of hardware independence by supporting a variety of hardware platforms, including personal computers, point-of-sale terminals and other peripheral devices. The Company's transaction-processing systems also provide merchants a high degree of independence by supporting most major payment processors.

Acquisition History

     Through 1992, the Company's primary business was as a reseller of third party software products. The Company has grown since 1992, primarily through acquisition. Following is a brief overview of the Company's acquisition history.

     In May 1993, the Company acquired ICS Computing Group Limited (ICGL), for $4.1 million, a United Kingdom holding company consisting of three subsidiary companies, one of which, Unibol, Ltd., is the developer of the UNIBOL36 and UNIBOL400 platform-migration software. The acquisition of ICGL also included two other subsidiaries specializing in the delivery of information technology products and services: ICS Computing Limited (ICS), specializing in vertical-market applications software and professional services, and Computer Maintenance Ireland Limited (CMI), providing independent hardware and software support, systems integration services, and training primarily in Northern Ireland.

     In September 1994, in exchange for assuming the net liabilities and forgiving a $200,000 working capital loan made by the Company to the seller, the Company acquired CI Computer Software Limited (CICS), a United Kingdom company that provides software consultancy and custom software applications for the IBM AS/400 marketplace in Northern Ireland.

     In August 1995, the Company acquired for $420,000 certain assets and liabilities of Advec Limited (Advec), a United Kingdom company specializing in hardware support and systems integration services. Subsequent to the acquisition Advec was merged into CMI.

     In April 1996, the Company acquired, for 500,000 shares of the Company's Common Stock, Smoky Mountain Technologies, Inc. (Smoky Mountain), a North Carolina corporation specializing in the development of transaction-processing systems.

     In February, 1997, the Company acquired CEM for $3.7 million, a United Kingdom company that provides computer equipment, independent hardware and software support, systems integration services and training primarily in Northern Ireland. Subsequent to the CEM acquisition, CEM and CMI were merged and renamed Aurora UniComp Limited (Aurora).

     In November 1997, the Company acquired for 788,708 shares of the Company's Common Stock, Novatek Corporation and Sun and Sky Development Corporation (together Novatek). Novatek is a Florida corporation that provides new and refurbished transaction-processing equipment primarily in North America. Subsequent to the Novatek acquisition, Novatek was merged with Smoky Mountain.

     In January 1998, the Company acquired for 107,453 shares of the Company's Common Stock, Industrial Computing Machines Limited (ICM), an Irish company that provides software products for the manufacturing industry primarily in Ireland and the United Kingdom.

Markets

     Computer Equipment

     The Company provides computer equipment to the transaction-processing market, to the educational sector, and as an adjunct to their software and services customers. The Company began providing computer equipment for the transaction-processing industry with the acquisition of Novatek in fiscal year 1998. In connection with the acquisition of CEM in fiscal year 1997, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland. The Company also provides computer equipment to the corporate market, which is generally supplied as an adjunct to its software and services. The primary market for the Company's transaction-processing equipment is the United States. The Company's primary market for educational and corporate equipment is the United Kingdom, and more specifically, Northern Ireland. While the Company does sell equipment outside of these markets from time to time, there are no current plans to substantially expand the market for the Company's educational and corporate equipment.

     Professional Services and Vertical Market Applications

     The worldwide information technology industry is characterized by rapid technological change, which often leads to increased costs required to maintain internal information technology resources capable of responding to such change. The Company believes that the information technology markets in the United Kingdom, where the majority of the Company's information technology service customers are based, are regionally focused and highly fragmented. The Company believes that as companies strive to compete and utilize complex new technologies, more companies will move toward outsourcing their information technology requirements.

     The Company provides a wide variety of vertical market applications and professional services including proprietary and third party software products, support services, installation and integration of software and hardware systems and outsourcing of information technology services. The Company's vertical application software products consist of accounting software, process management products for the manufacturing industry, a human resource time and attendance product, as well as other third party software products. Support services consist of system upkeep including hardware and software support and maintenance, technical support and training. Installation and integration services include system consulting and design, custom software development, system installation and testing, as well as a broad range of systems configuration and integration services for computer networks. The Company also provides information technology services to businesses on an outsourced basis, thereby offering its customers an opportunity to reduce information technology overhead while continuing to respond to technological change. Outsourcing services include disaster recovery, facilities management and related information technology support services.

     Year 2000 Conversion Tools and Services

     In the mid-1990s, several conferences and market pronouncements increased worldwide awareness of the impending year 2000 problem, also known as the "millennium bug." This problem arises from the inability of software applications to effectively process programs that use a two-digit data field format to represent a year. The two-digit year format assumes that all dates are in the twentieth century. When twenty-first century dates are added to the equation, disastrous problems could occur due to the inability to properly interpret date fields (e.g., such applications may interpret "00" as the year "1900" rather than "2000"). Potential problems include inability to properly calculate interest, disappearance of long term orders, premature expiration of life insurance and annuity policies, premature expiration of credit cards and ATM cards, birth dates overtaking retirement dates, and many other disruptive date-sensitive functions. Resolving a year 2000 problem is a highly time- and labor-intensive project often requiring software professionals to analyze millions of lines of code. The Gartner Group has estimated that it will cost the public and private sectors between $300 and $600 billion worldwide to initiate appropriate year 2000 conversions.

     Many organizations lack the internal resources to adequately address the year 2000 problem. A number of solution providers, including the Company, have developed special programs to meet the needs of year 2000 compliance. The Company believes that over the next few years, more and more organizations will be in need of cost-effective solutions for the year 2000 problem. As a result, the Company anticipates that demand for solution tools for the year 2000 problem will grow significantly. The Company also believes that, due to lack of internal resources, many businesses will seek to outsource the year 2000 conversion process to outside service providers. The year 2000 problem presents a significant marketing opportunity for the Company. The Company provides year 2000 conversion services for IBM midrange systems that combines the Company's software tools with well defined procedures. The Company also provides a range of year 2000 software tools which help organizations that have adequate internal resources to address their year 2000 issues by utilizing automated corrections and testing.

     Platform-Migration Software

     IBM's midrange computing platforms, the System/36 and AS/400, have served as popular computing solutions for business applications since IBM's introduction of these two systems in 1983 and 1988, respectively. While IBM discontinued producing the System/36 in 1988, industry publications estimate approximately 90,000 System/36 systems remained in use worldwide at the end of 1997. Industry publications also estimate that over 450,000 AS/400 systems were in use worldwide at the end of 1997. The installed base of AS/400 systems is estimated to increase by 30,000 to 50,000 systems per year for at least the next few years, while the installed base of System/36 users is declining.

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

     IBM midrange system computing platform users and developers have historically been constrained by the nonportable and proprietary nature of IBM's operating systems. Software applications written for the System/36 and AS/400 platforms would not run on other computing platforms, including those using open operating systems such as UNIX, or other portable operating systems such as Windows NT. These other computing platforms often offer users significant advantages, including access to a wider range of software and hardware vendors, as well as increased system capacity, interoperability and scalability.

     Since the late 1980s, vendors of hardware and, to a lesser extent, software have experienced recognizable price reductions of their products due to increased competition and the availability of alternative operating systems. The Company believes that decreasing prices and increasing functionality in information technology products have also led to increased market acceptance of open systems and customer demand for software applications based on such systems.

     Changing computing platforms from proprietary to open or portable systems often results in significant disruption of business operations as users are retrained and errors in the new software are discovered and corrected. Even more critical to many businesses is the potential loss of data contained in existing databases that may result from a change to new software applications. ISVs must adapt to customer demands associated with increased popularity of new computing platforms. ISVs that have developed successful AS/400 software applications are faced with the challenge of migrating their products to new platforms to meet customer demands while maintaining their existing customer base for software applications running on the AS/400 platform. Additionally, the users that have legacy systems which are highly customized may not be able to acquire a new packaged product that meets their business needs. For those reasons both ISVs and users need the ability to migrate those legacy applications to newer computing platforms.

         Approaches to migrating System/36 and AS/400 systems may be summarized as follows:

Refacing Refacing involves replacing the "green-screen" interface with a graphical user interface. Because refacing affects only the end-user interface, the source code must still be operating on the original computing platform, thereby defeating the goal of many users to upgrade system performance, interoperability and scalability.

Re-engineering             Re-engineering requires rewriting existing software
                           applications to enable such software to operate on a new computing platform. Since this entails completely rewriting software applications to meet customer requirements, this process often results in increased cost, risk of failure, disruption and delay.

Packaged Solutions         Migrating to a new computing platform can
                           sometimes be accomplished by installing a software package that has been independently developed to run on open or portable platforms. While a substantial number of packaged software applications are available, businesses implementing this approach will often have to abandon their investment in existing databases and software and may incur substantial retraining costs. Additionally, substantial modifications to packaged software may be necessary to meet specialized customer needs. These modifications often result in increased cost, disruption and delay.

Rehosting                  Rehosting involves migration of software applications
                           to a new computing platform with minimal change to the source code or user interface. Rehosting is achieved by rebuilding software applications to run efficiently on the new computing platform. This solution often enables businesses to enjoy the continued use of their existing programs and databases, reduce retraining costs and obtain the advantages of a new computing platform. The Company offers a rehosting solution through its UNIBOL product line.

     Transaction-processing System

     The market for transaction-processing systems has grown noticeably over the last several years as electronic-based transaction settlement has begun to replace paper-based settlement. The market for check verification services has also demonstrated increased growth over that period.

     The transaction-processing market is dominated by a few large transaction-processing and check verification organizations, the five largest of which, according to industry publications, accounted for almost 50% of the total United States market for electronic transaction-processing.

     The Company designs, develops and markets software and hardware systems to facilitate the processing of electronic payment transactions. Functions supported by the Company's transaction-processing systems include credit, debit and purchase-card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification. To address the lack of interoperability that now exists among many vendors' hardware and software products, the Company's transaction-processing systems are designed to provide transaction processors and merchants with a high degree of hardware independence by supporting a variety of hardware platforms, including personal computers, certain point-of-sale terminals and other peripheral devices, while also providing a high degree of processor independence by supporting most major transaction and check processing organizations.

Products and Services

     Computer Equipment

     The Company began providing computer equipment for the transaction-processing industry with the acquisition of Novatek. Novatek provides a wide range of new and remanufactured equipment to its customers as well as providing additional value added services. In connection with the acquisition of CEM, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland. The Company also provides computer equipment to the corporate market, which is generally supplied as an adjunct to its software and services. Sales of computer equipment can vary from quarter to quarter based on customer needs, seasonality, and political influences impacting the purchases of educational computer equipment.

     Novatek is a distributor of point-of-sale equipment in the United States. In addition, Novatek repairs and remanufactures point-of-sale equipment for resale. The Company provides a wide variety of computer equipment to the educational and corporate marketplace, consisting primarily of personal computers. However, the Company also supplies other computer equipment such as servers and peripheral devices.

     Professional Services and Vertical Market Applications

     The Company provides a wide variety of vertical market applications and professional services including proprietary and third party software products, support services, installation and integration of software and hardware systems and outsourcing of information technology services. The Company's vertical application software products consist of accounting software, process management products for the manufacturing industry, a human resource time and attendance product, as well as other third party software products. Support services consist of system upkeep including hardware and software support and maintenance, technical support and training. Installation and integration services include system consulting and design, custom software development, system installation and testing, as well as a broad range of systems configuration and integration services for computer networks. The Company also provides information technology services to businesses on an outsource basis, thereby offering its customers an opportunity to reduce information technology overhead while continuing to respond to technological change. Outsourcing services include disaster recovery, facilities management and related information technology support services.

     Year 2000 Conversion Tools and Services

     The Company offers year 2000 solutions through a variety of tools. These tools include the TALC 2000, INTO 2000, and KDP Year 2000 tool sets. The Company has obtained distribution rights to the TALC 2000 millenium validation and testing product for the IBM AS/400, mainframe and open systems products. Marketing rights also have been obtained for the KDP 36/2000 tool set. Additionally, the Company has gained distribution and marketing rights for the INTO 2000 millenium solution into most of Europe.

     Many organizations lack the internal resources to adequately address the year 2000 problem. The Company believes that, due to lack of internal resources, many businesses will seek to outsource the year 2000 conversion process to outside service providers. Therefore, the Company provides year 2000 conversion services for IBM midrange systems that combines the Company's software tools with well-defined procedures and manpower. The Company's year 2000 conversion services involves six phases (i) Inventory and Estimate (ii) Impact Analysis
(iii) Build and Unit Test (iv) Application Test (v) Implementation; and (vi) Post Implementation Support.

     The Company's year 2000 conversion services can be distinguished from the so-called "mass change" approach which involves the automatic expansion of all two-digit date fields in all applications to four-digit date fields. The Company's conversion services, on the other hand, involve analysis of the impact of the year 2000 on each application and a determination of the most appropriate solution for each application. Under this methodology, the Company's tools are utilized to help determine the technical feasibility of implementing program logic changes to particular applications that enable the applications to become year 2000 compliant without expanding date fields. The Company's tools are then utilized to assist in implementing date field expansion where appropriate and program logic changes where appropriate. The Company's conversion approach typically involves more time and effort in the planning phase of the process, while the mass change approach typically involves considerably more time and effort in the correction and testing phases. Since the source correction and testing phases tend to be much larger and more labor intensive than the planning phase, the mass change approach can result in significantly higher costs to the customer.

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

     Advantages of the UNIBOL rehosting solution include:

Versatility                The UNIBOL36 system enables the migration to open
                           systems of applications software written in either
                           RPG or COBOL languages. The Company currently offers the UNIBOL36 system on most major UNIX or Windows NT platforms, including IBM RS/6000, HP9000, Siemens
                           Nixdorf RM Series, DEC Alpha, Sun SPARCstation, Data
                           General Aviion and Intel/SCO UNIX.

                           The UNIBOL400 system currently supports applications software written in RPG or COBOL. The UNIBOL400 system is currently available on the IBM RS/6000, HP9000, Siemens Nixdorf RM Series, Sun Ultra Sparc and the Data General Aviion UNIX hardware platforms. The Company expects to release a version of UNIBOL400 that supports Windows NT late in fiscal year 1998 or early fiscal year 1999.

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

     Transaction-processing Systems

     The Company designs, develops and markets software and hardware systems to facilitate the processing of electronic payment transactions. Functions supported by the Company's transaction-processing systems include credit, debit and purchase-card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification. To address the lack of interoperability that now exists among many vendors' hardware and software products, the Company's transaction-processing systems are designed to provide transaction processors and merchants with a high degree of hardware independence by supporting a variety of hardware platforms, including personal computers, certain point-of-sale terminals and other peripheral devices.

     The Company believes its Universal Payment Software to be the most critical component of its transaction-processing systems. The Universal Payment Software facilitates transaction-processing at merchant locations and operates on a variety of hardware platforms, including personal computers, the Company's Universal Payment Adapter Master Controller and certain electronic cash registers (ECRs). The Universal Payment Software facilitates a variety of functions, including credit, debit and purchase-card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification.

     The Company also designs, develops and markets a variety of ancillary hardware, software and related systems that comprise certain of its transaction-processing systems. The Company's Universal

Terminal Software acts as the application environment for a variety of point-of-sale peripherals, while the Universal Payment Host resides on a personal computer located at the payment transaction processor and collects data for authorization and settlement processing on the host computer as well as performs signature capture and retrieval functions. The Company's Universal Payment Adapter Master Controller and Universal LAN Adapter products provide the hardware platforms on which the Universal Payment Software operates and support connectivity with up to 63 peripheral devices, including several types of point-of-sale terminals, ECRs, printers and other devices, as well as entire local area networks. The Company's Universal BackRoom Software for Windows allows the gathering of sales and inventory data, generated from various point-of -sale registers at multiple stores, at a single location. This information can be used to generate a variety of reports that can be transmitted to a central location, such as a corporate office. The Company's Universal Register Software is a touch screen point-of-sale system, initially targeted at fast food outlets. This system can also support credit and debit cards, as well as frequent shopper programs.

     The Company is developing enhancements and add-ons to its transaction-processing systems to provide data collection for time and attendance reporting, inventory ordering, coupon processing, electronic benefits processing and remote bill paying.

Product Development and Enhancement

     The computer industry is characterized by rapid technological change in computer hardware, operating systems and software. To keep pace with this change the Company dedicates considerable resources in the development of new product development and product enhancement. The majority of the Company's research and development for platform migration software and year 2000 conversion tools is performed in the United Kingdom while research and development for its transaction-processing systems is performed in the United States.

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

     See Note 1 to the Consolidated Financial Statements for further discussion on research and development costs and capitalized software development costs.

Marketing and Distribution

     Professional Services, Vertical Market Applications, and Computer Equipment

     As of February 28, 1998, the Company marketed and sold computer equipment, vertical market application and professional services through 32 direct sales and marketing personnel. Specific marketing programs vary by target customer. The Company believes that its direct sales approach, including having Company project managers serve as client-relationship managers, lead to better account penetration and management, better communications and long-term relationships with its clients and greater opportunities for follow-on sales of products and services to its existing client base. To date, the Company has focused its sales and marketing efforts for computer equipment and professional services primarily on businesses in Northern Ireland and vertical market applications and the related services to businesses in the United Kingdom and the rest of Europe.

     Year 2000 Conversion Services

     As of February 28, 1998, the Company marketed and sold its year 2000 conversion tools and services, through 10 direct sales and marketing personnel. The Company markets its year 2000 solutions through telemarketing, direct mail, public relations, advertising programs, seminars, audio conferences, trade shows, newsletters and the internet. The Company plans to initially market its conversion solutions to its existing installed base of over 3,500 UNIBOL36 customers and to the estimated 90,000 remaining users of the System/36 and 450,000 users of the AS/400. There are further opportunities for the Company marketing to businesses that have previously migrated to the AS/36 or to UNIX through means other than the Company's UNIBOL36 product. Additionally, the Company has entered into joint marketing relationships with major UNIX hardware system vendors. The Company believes that its multi-channel distribution strategy enables it to effectively market its year 2000 solutions to a wide range of potential customers.

     Through a telemarketing campaign, the Company will be marketing its testing solutions associated with the Company's distribution rights for the TALC2000 millenium validation and testing product and the KDP 36/2000 tool set beginning in fiscal year 1999.

     Platform-Migration Software

     As of February 28, 1998, the Company marketed and sold its platform-migration software through 14 direct sales and marketing personnel. UNIBOL's direct sales and marketing force operates from the Company's offices in Belfast, Northern Ireland, Atlanta, Georgia and Dallas, Texas. The Company markets its UNIBOL products and services through telemarketing, direct mail, public relations, advertising programs, seminars, audio conferences, trade shows, newsletters and its internet homepage. In addition, the Company markets its platform-migration software through ISVs and independent distributors in over 30 countries. The Company has entered into strategic relationships with major UNIX hardware system vendors, including Hewlett-Packard, Siemens Nixdorf and Data General, as well as certain database providers such as Oracle. The Company believes that its multi-channel distribution strategy enables it to effectively market its platform-migration software to a wide range of potential customers.

     According to industry sources, there are more than 8,000 ISVs currently supporting applications software for the AS/400 platform. The Company believes that, by using the UNIBOL400 system, ISVs will be able to offer their software applications on open systems and other portable platforms. The Company believes it can accelerate market acceptance of its UNIBOL400 product by leveraging its reputation in the System/36 market and focusing on the ISV distribution channel. The Company also believes that, by using the ISV distribution channel, it will derive licensing revenue from both the initial sale to an ISV of the UNIBOL400 developer kit and from subsequent license fees payable when an ISV licenses its migrated applications to end users.

     Transaction-processing Systems

     As of February 28, 1998, the Company marketed and sold its transaction-processing systems through 7 direct sales and marketing personnel. Because the target market for the Company's transaction-processing systems consists of a small number of large transaction processors and point-of-sale hardware and software vendors, the Company's direct sales staff markets its transaction-processing systems largely through system demonstrations, trade shows and collateral sales materials.

Significant Customers

     No one of the Company's customers accounted for more than 10% of the Company's total revenues in any of its three most recent fiscal years.

Competition

     Computer Equipment

     The Company is a provider of computer equipment to the educational sector in Northern Ireland. However, due to decreasing prices and widespread availability of the products, the Company faces increasing competition from other hardware providers, some of which have greater financial resources and buying capabilities than that of the Company. Due to this increase in competition, the Company has incurred decreasing margins on computer hardware, and must continue to price competitively to maintain its position in the educational market. The Company believes that, due to its experience in the educational market in Northern Ireland and its ability to price competitively, it compares favorably to its competitors in providing computer equipment within this sector.

     The Company faces similar competition in the corporate market for computer equipment as it does within the educational marketplace. The Company generally provides hardware to the corporate market as an adjunct to software and services. The Company faces direct competition from outside computer equipment providers, since the software or service customer is under no obligation to purchase the equipment from the Company. However, due to the convenience of negotiating with one vendor, the Company's competitive pricing with other hardware providers and the quality software and services the Company provides, the Company believes it compares favorably with its competitors.

     The Company faces direct competition from transaction-processing equipment manufacturers that sell their equipment through direct channels, as well as other resellers of transaction-processing equipment in the US market. While some of the equipment manufacturers may have an advantage in competitive pricing on new equipment, the Company is able to offer refurbished equipment with similar functionality and warranties at a discounted price. The Company believes that because of the ability to provide refurbished equipment at a lower price than new equipment, as well as providing new equipment, the Company compares favorably with its competitors.

     Professional Services and Vertical Market Applications

     The market for the Company's professional services and vertical market applications is intensely competitive due primarily to low barriers to entry. The Company believes that the primary competitive factors in this market include familiarity with local customs and practices, price, technical expertise and reputation.

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

     The Company believes that it competes by providing quality services at competitive prices and distinguishing itself from its competition on the basis of its technical expertise, vendor alliances, direct sales strategy and customer-service orientation. Based on the level of the Company's recurring business with many of its customers, the Company believes that it compares favorably to many of its competitors with respect to the principal competitive factors set forth above.

     Year 2000 Conversion Tools and Services

     The market for the Company's year 2000 conversion services is highly competitive. The Company faces direct competition from other companies that provide year 2000 conversion services and indirect competition from businesses who will attempt to resolve their year 2000 problems in-house. There are a number of larger companies, including computer manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop a year 2000 methodology and application tools similar to those offered by the Company. These companies present a significant competitive challenge to the Company. Because the Company is focusing its year 2000 conversion tools and services on customers utilizing software written for the System/36 and AS/400, many of the Company's competitors do not have the expertise in the programming languages for these systems or the breadth of solutions that the Company offers. The Company believes that it has advantages over these competitors due to the level of knowledge it has obtained over the past 15 years developing migration solutions targeted for applications originally written for these systems. The Company competes on the basis of its service, price, and technological advances and believes that it competes favorably in all of these categories.

     Platform-Migration Software

     The market for the Company's platform-migration software is highly competitive. The Company faces direct competition from other developers of rehosting solutions and companies that provide other migration solutions such as refacing, re-engineering and packaged software applications. There are a number of larger companies, including computer manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. These companies present a significant competitive challenge to the Company's platform migration business. Many of the Company's competitors do not offer the breadth of solutions that the Company offers. Additionally, many of the competitors can only migrate object code (instead of migrating source code as in the UNIBOL solution) which will not allow the end users to modify the code once it has been migrated to the new platform. The Company believes that its UNIBOL solutions provide end users with a wider variety of migration options while maintaining the source code and thereby conserving the ability of end users to update, enhance and modify the software application. The Company competes on the basis of its service, price, system functionality and performance and technological advances and believes that it competes favorably in all of these categories.

     Transaction-processing Systems

     The market for the Company's transaction-processing systems is highly competitive. The Company believes that the principal competitive factors in the business include the ability to provide comprehensive, integrated transaction-processing systems, product performance, time to market for new product introductions, adherence to industry standards, price, marketing and distribution resources. The Company believes that it competes favorably in all of these categories. There are a number of larger companies, including point-of-sale terminal manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. These companies present a significant competitive challenge to the Company's transaction-processing business.

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

                                                    Percent of Revenue, Fiscal Year Ended
                                   February 29, 1996             February 28, 1997            February 28, 1998
                                   -----------------             -----------------            -----------------
United Kingdom                           68.7%                         66.1%                        74.9%
United States                            31.3%                         33.9%                        25.1%
                                         -----                         -----                        -----
                                         100.0%                       100.0%                       100.0%


Environmental Standards

     The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state and local laws.

Seasonality

     The Company believes there is no inherent seasonal pattern to its business, with the exception of transaction-processing equipment, which is attributable to retail establishments purchasing new systems during the summer months (the Company's first and second quarters) in order to implement those systems before the holiday buying season begins. Sales volume fluctuates quarter-to-quarter due to relatively large and nonrecurring individual sales and customer-established shipping dates. The Company has worked diligently to smooth quarter-to-quarter revenues, however, there can be no assurance that the Company will be successful in achieving this goal.

Backlog

     Due to the nature of the Company's business, the Company maintains minimal backlog. The Company has annual support contracts with a backlog of $2.1 and $3.6 million as of February 28, 1997 and 1998, respectively. As of February 28, 1998, the Company also has a backlog of service contracts, primarily related to year 2000 projects for its customers of approximately $1.6 million. It is anticipated that most of the fiscal year 1998 backlog will be realized as revenue in fiscal year 1999.

Employees

     As of February 28, 1998, the Company employed approximately 450 full time equivalents in the United Kingdom and the United States. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company leases office space in Marietta, Georgia, which totals approximately 10,745 square feet at an aggregate annual cost of approximately $225,000. The lease expires in September 2000 and contains a renewal option for one additional three-year term. The Company also owns office and warehouse space in Murphy, North Carolina and Coral Springs, Florida. The North Carolina facility is under a 8.83% fixed rate mortgage loan with an outstanding balance as of February 28, 1998 of $286,000. Annual payments on this loan are approximately $36,000. The Florida facility is under a 8.86% fixed rate mortgage loan with an outstanding balance as of February 28, 1998 of $300,000. Annual payments on this loan are approximately $36,000.

     The Company leases three facilities in Belfast Northern Ireland totaling approximately 48,500 square feet of office and warehouse space at an annual cost of approximately $460,000 under separate leases expiring from 1999 through 2003. The Company also owns a facility in Belfast, Northern Ireland under a 10-year 8.25% variable rate mortgage loan with an outstanding principal balance as of February 28, 1998 of approximately $556,000. Annual payments on this loan are approximately $70,000.

     The Company believes that its current facilities are either adequate to meet its needs for the foreseeable future or that adequate space is readily available in all geographical areas in which the Company does business.


ITEM 3.  LEGAL PROCEEDINGS

     In connection with its acquisition in 1993 of ICGL, the Company incurred a claim by the seller related to pension overfunding. Based upon the advise of its United Kingdom solicitor, the Company believes that it has adequate defenses to this claim such that the expected outcome would not be material to the Company's financial condition or results of operations. Due to uncertainties of the legal process, however, no assurance can be made that the outcome of this case will be in accordance with the Company's expectations.

     The Company is not presently a party to any other material litigation and, to management's knowledge, no material litigation is threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 28, 1998.

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

                                                                                                    High      Low
Fiscal Year 1998
Fourth Quarter ended February 28, 1998.........................................................      $9.88     $6.13
Third Quarter ended November 30, 1997..........................................................      11.50      7.63
Second Quarter ended August 31, 1997...........................................................       9.63      6.63
First Quarter ended May 31, 1997...............................................................       8.56      5.38

Fiscal Year 1997
Fourth Quarter ended February 28, 1997.........................................................     $10.25     $3.50
Third Quarter ended November 30, 1996..........................................................       6.31      4.25
Second Quarter ended August 31, 1996...........................................................       7.63      5.00
First Quarter ended May 31, 1996...............................................................       8.63      6.25


     On May 26, 1998, the closing sale price of the Common Stock on the Nasdaq National Market was $4.875 per share. As of May 26, 1998, there were approximately 550 owners of record of the Common Stock. Because many of such shares may be held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

     The Company has never paid cash dividends on the Common Stock, and presently intends to retain any future earnings to finance its operations and expand its business. It therefore does not anticipate paying cash dividends for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statement of operations data for the fiscal years ended February 29, 1996, February 28, 1997 and February 28, 1998 and with respect to the Company's balance sheet data at February 29, 1997 and February 28, 1998 are derived from the audited consolidated financial statements of the Company included elsewhere herein and are qualified by reference to such consolidated financial statements and notes thereto. The selected consolidated financial data with respect to the statement of operations data for February 28, 1994 and 1995 and the balance sheet data at February 28, 1994, 1995 and 1996 are derived from unaudited consolidated financial statements not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.


                                                                     Fiscal Year Ended
                                     ----------------------------------------------------------------------------------
                                             Feb. 28,         Feb. 28,         Feb. 29,        Feb. 28,        Feb. 28,
                                               1994             1995             1996            1997             1998
Statement of Operations Data:                              (in thousands except per share data)

Total revenue..................             $ 12,718         $ 21,684        $ 27,161        $ 31,709         $ 52,106
Gross profit...................                7,020           12,484          15,474          16,095           24,598
Operating income...............                1,598            2,234           2,543           2,060              270
Income (loss) before taxes.....                1,460            2,140           2,269           1,824            (341)
Net income (loss)..............              $ 1,205          $ 1,642         $ 2,065         $ 1,511            (783)
Basic earnings per share.......               $ 0.23           $ 0.30          $ 0.36          $ 0.23         $ (0.10)
Diluted earnings per share.....               $ 0.23           $ 0.29          $ 0.34          $ 0.22         $ (0.10)
Weighted average shares........                5,132            5,499           5,672           6,465            7,727
Weighted average shares assuming
dilution.......................                5,250            5,690           6,064           6,865            7,727

Balance Sheet Data:
Total assets...................              $ 7,537         $ 10,419        $ 17,200        $ 31,506         $ 42,505
Working capital (deficit)......                  693            (481)           1,217           1,725              663
Debt, including current portion                1,971            1,663           4,635           9,066           13,428
Total shareholders' equity.....                1,893            3,449           6,220          14,465           16,293


     The statement of operations data and balance sheet data presented above have been restated to give retroactive effect to the merger with Smoky Mountain Technologies on April 16, 1996, and the merger with Novatek on November 29, 1997, both of which have been accounted for as a pooling-of-interests transactions.

     During fiscal years 1994 and 1995, the Company experienced lower than normal effective tax rates of 17.5% and 23.3%, respectively, as a result of reductions in the valuation allowance on deferred tax assets. In fiscal year 1996, the Company recognized a credit to tax expense of $0.3 million related to the recognition of the remaining deferred tax asset in the United States when the Company determined that it was more likely than not that the deferred tax asset would be realized in future periods, resulting in a lower than normal tax rate of 9.0% for that year. During fiscal year 1997, the Company recognized an income tax credit of $0.3 million related to recognition of previously unrecognized deferred tax assets in the United Kingdom when it was determined that it was more likely than not that the deferred tax assets would be realized in future tax periods, resulting in a lower than normal tax rate of 17.0% for that year. During fiscal year 1998, the Company recorded a valuation allowance of $0.5 million for the deferred tax asset in the US, resulting in recording a tax expense of $0.4 million for the fiscal year, despite having a loss before provision for income taxes.

     During fiscal year 1998, the Company recorded non-recurring expenses of $1.1 million. $0.7 million of this amount related to compensation expense recorded for the value of certain compensatory stock options at Novatek for which the applicable compensation expense could only be determined upon the sale of Novatek. Therefore, the Company recorded a one-time non-cash compensation expense upon consummation of the merger with Novatek. Additionally, the Company recorded $0.3 million in expenses relating to the pooling-of-interests transaction with Novatek. The Company also recorded $0.1 million of expenses related to other potential acquisitions that the Company is no longer pursuing.

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

Overview

     UniComp provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform-migration software and transaction-processing systems to users worldwide. In fiscal year 1998, the Company generated $52.1 million in total revenue, of which $25.8 million was derived from sales of computer equipment and $17.0 million was derived from information technology services. The remaining $9.3 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products. The Company expects revenue from software licensing to increase as a percentage of total revenue in the future as these relatively new software products penetrate their target markets and gain market acceptance.

     Approximately 69%, 66%, and 75% of the Company's revenue was derived from its international operations in fiscal years 1996, 1997, and 1998, respectively. Denomination of the Company's revenue and expenses are generally in corresponding currencies. As a result, to date, the Company has not hedged against foreign currency exchange rate risks.

     Cost of sales for computer equipment consists of the actual costs of the products sold. Cost of sales for information technology services includes supplies, parts, subcontractors and other direct costs of delivering the services, except for salary costs, which are included in selling, general and administrative costs. Cost of sales for software licensing includes amortization of capitalized software development costs, as well as any royalties payable on embedded technologies and any other direct costs of providing its software products and support. The Company amortizes capitalized software development costs over the estimated life of the product, generally three to four years.

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

     In February 1997, the Company completed its acquisition of CEM Computers Limited ("CEM") a provider of hardware and software support and systems integration primarily in Northern Ireland and is a reseller of computer systems to the education and corporate marketplace. The acquisition has been accounted for by the purchase method. As such, CEM's results of operations have been included since the date of acquisition.

     On November 30, 1997, the Company completed its acquisition of Novatek Corporation ("Novatek"). Novatek distributes, maintains, repairs, remanufactures and modifies a wide variety of point-of-sale and transaction-processing equipment and supplies. The Company issued 788,708 shares of its common stock for all outstanding common stock of Novatek. This transaction has been accounted for as a pooling-of-interest; therefore, the Company's historical financial statements have been restated to reflect this merger.

     Prior to the merger, Novatek prepared its financial statements based on a December 31 year end. As a result, the restated historical financial statements include the Company's historical results of operations for the years ended February 29, 1996 and February 28, 1997 combined with Novatek's historical results of operations for the years ended December 31, 1995 and 1996, respectively.

Results of Operations

     The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the fiscal years ended February 29, 1996, February 28, 1997 and February 28, 1998.


                                                                Fiscal Years Ended
                                          ----------------------------------------------------------------
                                                2/29/96               2/29/97               2/28/98
                                          ------------------   -------------------       -----------------
                                               (in thousands, except per share and percentage data)
       Total Revenue....................    $ 27,161    100.0%   $ 31,709     100.0%   $ 52,106      100.0%
       Cost of sales....................      11,687     43.0      15,614      49.2      27,508       52.8
                                             -------    -------    ------    -------      -------    -------

       Gross profit.....................      15,474     57.0      16,095      50.8       24,598      47.2
       Operating expenses...............      12,931     47.6      14,035      44.3       24,328      46.7
                                             -------    -------    ------    -------     -------    -------

       Operating income.................       2,543      9.4       2,060       6.5          270       0.5

       Other expenses (income)..........         274      1.0         236       0.7          611       1.2
                                             -------    -------    ------    -------      -------    -------
       Income before taxes..............       2,269      8.4       1,824       5.8         (341)     (0.7)

       Provision for taxes..............         204      0.8         313       1.0          442       0.8
                                            -------    -------    ------    -------      -------    -------
       Net income.......................    $ 2,065       7.6%    $ 1,511       4.8%      $ (783)     (1.5)%
                                            -------    -------    ------    -------      -------     -------
                                            -------    -------    ------    -------      -------     -------


     Fiscal Year Ended February 28, 1998 Compared to Fiscal Year Ended February 28, 1997

     Revenue. Revenue for fiscal year 1998 increased to $52.1 million compared to $31.7 million for fiscal year 1997, an increase of $20.4 million, or 64.4%. The vast majority of these increases have been from acquisitions which have occurred over the past year as explained in more detail under the captions below.

     Equipment Revenue

     The following table summarizes the revenue generated from sales of computer equipment for the year ended February 28, 1998 and the comparable periods from the prior fiscal year.

                                              12 Months Ended       Increase/(Decrease)
                                           ----------------------   --------------------
                                           2/28/97      2/28/98        $           %
                                           -------      -------      -------     -------
                                              (in thousands, except percentage data)

       Transaction-processing Equipment.     $ 6,315      $ 9,325    $  3,010      47.7%
       Educational Equipment............       1,200        8,135       6,935     577.9
       Other Equipment..................       5,023        8,310       3,287      65.4
                                              ------       ------     -------
       Total Equipment Revenue..........    $ 12,538     $ 25,770    $ 13,232     105.5%
                                              ------       ------     ------
                                              ------       ------     ------

     Revenue from the sale of transaction-processing equipment, which is generated by the recently acquired Novatek, increased by 47.7% for the fiscal year 1998 as compared to the prior fiscal year. Revenue increases are due to a trend of transaction-processing equipment manufacturers selling more through resellers and less direct sales. Novatek has been able to capitalize on this trend by providing a wide range of new and refurbished equipment to its customers and providing additional value added services. While the Company believes that this trend will continue for the forseeable future, there can be no assurance of such.

     In connection with the acquisition of CEM, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland which accounts for all of the revenue generated from the sale of educational computer equipment. The increase in educational equipment is attributable to only one month of revenues being included for the year ended February 28, 1997 due to the timing of the acquisition.

     The increase in other equipment, which is generally supplied as an adjunct to software and services customers, is principally due to the acquisition of CEM near the end of fiscal year 1997, with only one month of revenues being included during the prior fiscal year.

     Services Revenue

     Revenue from information technology services increased to $17.1 million for the fiscal year 1998 from $11.3 million for fiscal year 1997. This increase of $5.8 million was in part due to $3.6 million of service revenue generated by CEM for fiscal year 1998, as compared to $0.3 million for the one month included in the prior fiscal year. Additionally, during fiscal year 1998, the Company generated $2.8 million of revenue from year 2000 conversion services. The majority of the revenue generated from year 2000 conversion services is attributable to a long-term contract with DHL Worldwide Express which is expected to generate a total of $4.0 million in revenue. As a result of a large percentage of the year 2000 conversion services revenue being generated by one customer, there can be no assurance that the Company will be able to maintain the current level of revenue in the future once this contract is completed unless new contracts are obtained to replace this revenue stream.

     Software Revenue

     The following table summarizes the revenue from software licensing and support for the year ended February 28, 1998 and the comparable period from the prior fiscal year.


                                            Twelve months ended     Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/97      2/28/98        $           %
                                           -------      -------      -------      -----
                                              (in thousands, except percentage data)
       Initial License Fees:
             Platform Migration.........     $ 2,019      $ 1,872     $ (147)      (7.3)%
             Transaction-processing.....       2,078        2,077         (1)      (0.0)
             Other......................         776          897        121       15.6
                                            --------      -------     -------
       Total Initial License Fees.......    $ 4,873       $ 4,846      $ (27)      (0.6)%
                                            --------      -------     -------

       Software Support Fees:
             Platform Migration.........     $ 1,316      $ 1,336        $ 20      1.5%
             Transaction-processing.....           -           74          74    100.0
             Other......................       1,699        3,029       1,330     78.3
                                            --------      -------     -------
       Total Software Support Fees......     $ 3,015      $ 4,439     $ 1,424     47.2%
                                             -------      -------     -------

       Total Software Revenue...........    $ 7,888       $ 9,285    $ 1,397      17.7%
                                             -------      -------     ------

     Revenue generated from platform migration systems was $3.2 million for fiscal year 1998 as compared to $3.3 million for the prior year. Platform migration revenue by major product class is as follows.



                                            Twelve months ended     Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/97      2/28/98        $           %
                                           -------      -------      -------      -----
                                              (in thousands, except percentage data)

       UNIBOL36.........................     $ 2,119      $ 2,370       $ 251       11.8%
       UNIBOL400........................       1,216          838       (378)     (31.1)%
                                             -------      -------      ------

       Total Platform Migration Revenue.     $ 3,335      $ 3,208     $ (127)      (3.8)%
                                             -------      -------      ------
                                             -------      -------      ------


     The UNIBOL36 product is in a declining market as users of the IBM System 36 update their computer systems to more modern technology. The Company has been able to slow the decline in UNIBOL36 product sales through marketing the product along with its year 2000 conversion tools and services and with the release of a version of UNIBOL36 which supports Microsoft NT. Although there is a decline in this market, revenue for this product is expected to continue for the next few years, however, there may be fairly volatile revenue fluctuations from quarter to quarter during this period.

     Sales of the UNIBOL400 product began to slow in the second half of the current fiscal year as end-users are waiting for additional functionality and enhancements to the product. The Company anticipates completing these enhancements during the first or second quarters of fiscal year 1999 and does not anticipate substantial UNIBOL400 revenue to be generated until after that time.

     Revenue generated from transaction-processing systems remained relatively consistent for the fiscal year ending February 28, 1998 as compared to the prior fiscal year. Revenue generated from other software sales consist primarily of vertical market software products such as the Company's Distributex product, as well as other third party software products. Revenues for these products vary depending on customer demands and product mix. The large increase in software support fees is principally as a result of the Company's pricing structure for many of the vertical market applications having a lower initial license fee replaced with longer-term annual support fees, coupled with the number of new customers using these systems.

     International Revenue. Revenue from international operations, principally in Northern Ireland, increased to $39.0 million for the fiscal year ended February 28, 1998 from $20.9 million for the prior fiscal year, an increase of $18.1 million, or 87%. This increase is primarily due to the acquisition of CEM which accounted for approximately $16.0 million in revenue for the fiscal year ended February 28, 1998 as compared to $1.6 million for the one month included in the prior fiscal year. The remainder of the increase is primarily due to year 2000 conversion services in the United Kingdom which accounted for $2.6 million of revenue during the fiscal year ended February 28, 1998. Revenue from domestic operations increased to $13.1 million for the fiscal year ended February 28, 1998 as compared to $10.8 million for the prior fiscal year, an increase of $2.3 million, or 21.3% primarily due to an increase in transaction-processing equipment revenue of $3.0 million as described above under "Equipment Revenue," offset by a decline in platform migration software sales.

     Gross Profit. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the fiscal year ended February 28, 1998 and the comparable period for the prior fiscal year.



                                                         Twelve Months Ended
                                               -----------------------------------------
                                                      2/28/97              2/28/98
                                               ---------------------  ------------------
                                                (In Thousands, Except Percentage Data)
                                                    Gross Profit         Gross Profit
                                               ---------------------  ------------------
                                                     $           %         $        %
                                                -----------    -----  ----------   -----
       Equipment:
            Transaction-processing Equipment         $ 1,195     18.9    $ 2,313   24.8
            Educational Equipment.........                92     11.5        888   10.9
            Other Equipment...............               896     16.5      1,403   16.9
                                                     -------             -------
       Total Equipment....................          $ 2,183      17.4    $ 4,604   17.9
                                                     -------             -------

       Information Technology Services....           $ 9,035     80.1     14,232   83.5
                                                     -------              ------

       Software:
            Platform Migration............           $ 1,940     58.2    $ 1,553   48.4
            Transaction-processing........             1,552     74.7      1,443   67.1
            Other.........................             1,385     55.9      2,766   70.5
                                                     -------              ------
       Total Software.....................          $ 4,877      61.8    $ 5,762   62.1
                                                     -------              ------

       Total Gross Profit.................           $16,095     50.8   $ 24,598   47.2
                                                     -------              ------
                                                     -------              ------

     Gross profit margins for equipment and services vary depending on customer demands and product mix. The types of equipment the Company sells are generally commodity products. As a result, overall profit margins for equipment are declining. Information technology services gross profit margin, which does not include salary costs, increased slightly for fiscal year 1998 due primarily to year 2000 services revenue generated during those periods.

     Platform migration profit margins decreased for fiscal year 1998 compared to the prior fiscal year. These declines are due principally to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL400 product, for which revenues have declined since the prior year, as described earlier. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

     Transaction-processing software gross profit margins declined slightly for fiscal year 1998 compared to the prior fiscal year. These declines are due principally to an increase in amortization expense for the current fiscal year related to capitalized software development costs for newly released transaction-processing software, for which revenues have remained constant since the prior year, as described earlier. Gross margins for other software products increased to 70.5% for fiscal year 1998 compared to 55.9% in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Gross margins for these products have increased due to the increase in related annual support fees as more customers are added.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses as a percentage of total revenue remained relatively constant at 44.6% for fiscal year 1998 as compared to 44.3% in the prior fiscal year. During the fourth quarter of fiscal year 1998, the Company adjusted the accounts receivable allowance and accrued special charges regarding certain contingencies totaling $1.6 million, which is included in selling, general, and administrative expenses. Of the $1.6 million, $1.3 related to an adjustment to the accounts receivable allowance for the transaction-processing business unit. This increase in the allowance was related to slow collections on certain accounts experienced by that business during fiscal year 1998. The remaining $0.3 million relates to increases in accounts receivable allowances and the accrual of changes for certain other contingencies related to platform migration and other business units of the Company.

     Acquisition Related Expenses. During fiscal year 1998, the Company recorded non-recurring acquisition related expenses of $1.1 million. $0.7 million of this amount related to one-time non-cash compensation expense recorded for the value of certain compensatory stock options for which the applicable compensation expense could only be determined upon the sale of Novatek. Additionally, the Company recorded $0.3 million in expenses relating to the pooling of interests transaction with Novatek. The Company also recorded $0.1 million of expenses related to other potential acquisitions which the Company is no longer pursuing.

     Other Expenses. Interest, the primary component of other expenses, increased to $0.6 million for fiscal year 1998 from $0.3 million for fiscal year 1997, an increase of $0.3, million or 100%. The increase in interest expense was due primarily to borrowings related to the acquisition of CEM and additional borrowings on the Company's lines of credit to fund operations.

     Taxes. During fiscal year 1998, the Company recorded a valuation allowance of $0.5 million related to certain deferred tax assets that are not anticipated to be utilized through normal operating results. The effective income tax rate (income taxes expressed as a percentage of pretax income), excluding the valuation allowance, was 17.0% for fiscal year 1998, compared to 17.0% for fiscal year 1997. During the fourth quarter of fiscal 1997, the Company recognized an income tax credit of $0.3 million related to reduction of the cumulative deferred tax liability in the United Kingdom. The effective income tax rate for 1997 excluding this tax credit would have been approximately 35%.

     Fiscal Year Ended February 29, 1997 Compared to Fiscal Year Ended February 29, 1996

     Revenue. Revenue for fiscal year 1997 increased to $31.7 million compared to $27.2 million for fiscal year 1996, an increase of $4.5 million, or 16.5%.

     Equipment Revenue

     The following table summarizes the revenue generated from sales of computer equipment for the year ended February 28, 1997 and the comparable periods from the prior fiscal year.

                                              12 Months Ended       Increase/(Decrease)
                                           ----------------------   -------------------
                                           2/29/96      2/28/97        $           %
                                           -------      -------      --------    ------
                                              (in thousands, except percentage data)

       Transaction-processing Equipment.     $ 4,870      $ 6,315    $ 1,445        29.7
       Educational Equipment............           -        1,200      1,200       100.0
       Other Equipment..................       5,517        5,023       (494)       (9.0)
                                            --------     --------     --------

       Total Equipment Revenue..........    $ 10,387     $ 12,538     $ 2,151       20.7
                                            --------     --------     --------
                                            --------     --------     --------

     Revenue from the sale of transaction-processing equipment, which is generated by the recently acquired Novatek, increased by 29.7% for the fiscal year 1997 as compared to the prior fiscal year. Revenue increases are due to a trend of transaction-processing equipment manufacturers selling more through resellers and less direct sales. Novatek has been able to capitalize on this trend by providing a wide range of new and refurbished equipment to its customers and providing additional value added services. While the Company believes that this trend will continue for the forseeable future, there can be no assurance of such.

     In connection with the acquisition of CEM, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland which accounts for all of the revenue generated from the sale of educational computer equipment. Revenue from other equipment, which is generally supplied as an adjunct to software and services customers, decreased slightly for the comparable periods.

     Services Revenue

     Revenue from information technology services increased to $11.3 million for the fiscal year 1997 from $9.6 million for fiscal year 1996, an increase of $1.7 million. This increase was partially attributable to $0.6 million of services revenue associated with the acquisitions of CEM and Novatek. The remaining increase was related to improved revenues from the Company's existing subsidiaries which provide professional services as the Company signs new and renews existing contracts.

     Software Revenue

     The following table summarizes the revenue from software, which includes both initial license fees and software support fees, for the year ended February 28, 1997 and the comparable period from the prior fiscal year.

                                            Twelve months ended     Increase/(Decrease)
                                           ----------------------   -------------------
                                           2/29/96      2/28/97        $           %
                                           -------      -------      -------     ------
                                              (in thousands, except percentage data)

       Platform Migration...............     $ 4,880      $ 3,335    $ (1,545)      (31.7)
       Transaction-processing...........         799        2,078       1,279       160.1
       Other............................       1,517        2,475         958        63.1
                                             -------      -------     -------

       Total Software...................     $ 7,196     $ 7,888        $ 692         9.6
                                             -------      -------     -------
                                             -------      -------     -------


     Revenue generated from platform migration systems was $3.3 million for fiscal year 1997 as compared to $4.9 million for the prior year. Platform migration revenue by major product class is as follows.


                                                Year ended          Increase/(Decrease)
                                           --------------------     -------------------
                                           2/29/96      2/28/97        $           %
                                           -------      -------      -----       ------
                                              (in thousands, except percentage data)

       UNIBOL36.........................     $ 3,280      $ 2,119   $ (1,161)      (35.4)
       UNIBOL400........................       1,600        1,216       (384)      (24.0)
                                             -------      -------    --------

       Total Platform Migration Revenue.     $ 4,880      $ 3,335   $ (1,545)      (31.7)
                                             -------      -------    --------
                                             -------      -------    --------

     UNIBOL36 revenue declined by $1.2 million during fiscal year 1997 as compared to fiscal year 1996. This decrease is due to a declining market as users of the IBM System 36 update their computer systems to more modern technology. The Company hopes to slow the decline in UNIBOL36 product sales through marketing the product along with its year 2000 conversion tools and services and with the release during fiscal year 1997 of a version of UNIBOL36 which supports Microsoft NT.

     Revenues for UNIBOL400 decreased to $1.2 million during fiscal year 1997 from $1.6 million in fiscal year 1996. This decrease was due to the recognition of $1.6 million in revenue during fiscal year 1996 associated with a large sale of platform migration software to Siemens Nixdorf.

     Revenue generated from transaction-processing systems increased to $2.1 million for fiscal year

1997 compared to $0.8 million for fiscal year 1996, an increase of $1.3 million, or 162.5%. Revenue generated from transaction-processing systems has grown substantially as these products expand market penetration for existing products and gain market acceptance for new products. Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix.

     International Revenue. Revenue from international operations, principally in Northern Ireland, increased to $20.9 million for the fiscal year ended February 28, 1997 from $18.7 million for the prior fiscal year, an increase of $2.2 million, or 11.8%. Revenue from domestic operations increased to $10.8 million for the fiscal year ended February 28, 1997 as compared to $8.5 million for the prior fiscal year, an increase of $2.3 million, or 27.1% primarily due to an increase in transaction-processing equipment revenue of $1.4 million as described above under "Equipment Revenue".

     Gross Profit. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the year ended February 28, 1997 and the comparable periods for the prior fiscal year.



                                                              Year Ended
                                                ---------------------------------------
                                                      2/29/96              2/28/97
                                                --------------------    ---------------
                                                (in thousands, except percentage data)
                                                   Gross Profit         Gross Profit
                                                -------------------   -----------------
                                                    $          %          $         %
       Equipment:
            Transaction-processing Equipment       $ 1,161      23.8     $ 1,195   18.9
            Educational Equipment.........               0       0.0          92   11.5
            Other Equipment...............           1,224      22.2         896   16.5
                                                   -------               -------
       Total Equipment....................         $ 2,385      23.0     $ 2,183   17.4
                                                   -------               -------

       Information Technology Services....         $ 7,823      81.7    $ 9,035    80.1
                                                   -------              --------

       Software:
            Platform Migration............         $ 3,764      77.1     $ 1,940   58.2
            Transaction-processing........             565      70.7       1,552   74.7
            Other.........................             937      61.8       1,385   55.9
                                                   -------               -------
       Total Software.....................         $ 5,266      73.2     $ 4,877   61.8
                                                   -------               -------

       Total Gross Profit.................        $ 15,474      57.0    $ 16,095   50.8
                                                   -------               -------
                                                   -------               -------


     Gross profit margins for equipment and services vary depending on customer demands and product mix. The types of equipment the Company sells are generally commodity products. As a result, overall profit margins for equipment are declining. Information technology services gross profit margin, which does not include salary costs, remained relatively consistent for fiscal year 1997 as compared to the prior fiscal year.

     Platform migration profit margins decreased for fiscal year 1997 compared to the prior fiscal year. These declines are due principally to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL36 and UNIBOL400 products, for which the $1.6 million in revenue recognized associated with the large sale of UNIBOL400 software to Siemens Nixdorf caused increased margins during fiscal year 1996. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

     Transaction-processing gross profit margins remained relatively consistent for fiscal year 1997 compared to the prior fiscal year. Gross margins for other software products decreased to 55.9% for fiscal year 1997 compared to 61.8% in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Gross margins for these products vary depending on customer demands and product mix.

     Operating Expenses. Operating expenses as a percentage of total revenue are 44.3% for fiscal year 1997 compared to 47.6% in the prior fiscal year. The Company incurred operating expenses of $0.3 million during fiscal year 1997 relating to the acquisition of CEM in February 1997.

     Other Expenses. Interest, the primary component of other expenses, increased to $0.3 million for fiscal year 1997 from $0.2 million for fiscal year 1996, an increase of $0.1 million or 50%. The increase in interest expense was due to the issuance of $2.0 million principal amount of 7% convertible notes in fiscal year 1996 and additional borrowings related to the acquisition of CEM. All of the notes were converted into shares of the Company's common stock during fiscal year 1997.

     Taxes. The effective income tax rate (income taxes expressed as a percentage of pretax income) was 17.0% for fiscal year 1997, compared to 9.0% for fiscal year 1996. During the fourth quarter of fiscal 1997, the Company recognized an income tax credit of $0.3 million related to reduction of the cumulative deferred tax liability in the United Kingdom. The effective income tax rate for fiscal year 1997 excluding this tax credit would have been approximately 35%. During fiscal year 1996 the Company recognized a credit to tax expense of $0.3 million related to the recognition of the remaining deferred tax asset in the United States. The effective income tax rate for fiscal year 1996 excluding this tax credit would have been approximately 22%.

Year 2000

     Software applications that use only two digits to identify a year may fail or create errors in the year 2000 (the "Year 2000 issue"). The Company began evaluating the Year 2000 issue in 1996 and is currently continuing such efforts. The Company has implemented upgrades to a substantial portion of its products to address the Year 2000 issue. In addition, the Company is working with each business partner vendor of software included in the Company's product offering in an effort to ensure their products address the Year 2000 issue. The Company is currently evaluating the status of each of its products which is not, at present, Year 2000 compliant and anticipates that the costs to insure compliance will not be material to the Company's financial position and results of operations. Although to date the expense of upgrading product applications to make them Year 2000 compliant has not been material, there can be no assurance that the Company will not incur material costs with respect to such issues in the future. In addition, the Company has plans in place to make all critical internal systems Year 2000 compliant by the middle of 1999 and will incur non-material costs to do so.

Liquidity and Capital Resources

     The Company has experienced growth during the past two fiscal years with total revenue growing to $52.1 million for fiscal year 1998, from $27.2 million for fiscal year 1996. During this period, the Company has satisfied its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland.

     At February 28, 1998, the Company had approximately $3.9 million in cash and equivalents as compared to $3.8 million at February 28, 1997, $3.0 million of which was restricted at February 28, 1997 and 1998. See Notes 1 and 8 to the financial statements.

     The Company has generated negative operating cash flows of $1.6 million for fiscal year 1998, primarily as a result of an increase in accounts receivable of $6.5 million. The Company has experienced a significant slow-down in the collection of receivables related to its transaction-processing and platform migration business units, which has resulted in the Company recording an increase in the allowance for doubtful accounts of $1.4 million. The Company has changed its revenue recognition and collection procedures in light of this issue. The Company also experienced an increase in inventory of $2.1 million as a result of corresponding increases in the transaction-processing equipment inventory. As a result of significant increases in the sale of transaction-processing equipment over the past few years, the Company has seen the need to increase its inventory levels to provide a wider array of equipment to its customers. Additionally, the Company is growing these inventory levels for the peak sales months of April through September. Transaction-processing equipment sales are somewhat seasonal due to retail establishments purchasing new systems during the summer months (the Company's first and second quarters) in order to implement those systems before the holiday buying season begins.

     During fiscal year 1998, in order to offset the declining operating cash flows, the Company obtained $1.0 million of short-term financing through a subordinated note payable. This note carries an interest rate of 12% and is due in full in February 1999. The note is collateralized by a subordinated position in substantially all of the Company's assets.

     The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company has minimum covenant requirements that must be met by February 28, 1999. While there can be no assurance, the Company expects to be able to meet these covenants, as well as be able to renew or replace these facilities in the ordinary course of business.

     Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of February 28, 1998.

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

     The Company received grants to fund research and development from the government of Northern Ireland of approximately $0.4 million for each of the fiscal years ended 1996, 1997 and 1998, respectively. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

     The Company believes available credit will be sufficient to meet its working capital needs both on a short and a long-term basis. However, the Company's capital needs will depend on many factors, including the Company's ability to achieve profitable operations, the need to develop and improve products, and various other factors. Depending on its working capital requirements, the Company may seek additional financing through debt or equity offerings in the private or public markets at any time. The Company's ability to obtain additional financing will depend on its results of operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that financing will be available or, if available, will be on terms acceptable to the Company.

Factors That May Affect Future Results

     The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to, any of the following which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. In addition, these estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period as well. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying value of the Company's intangible assets and capitalized software development costs, accrued reserves for contingencies and estimates to complete fixed price contracts. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

     The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid change in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers demands. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. The development of such products involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks. The Company's success will depend on the level of market acceptance and enhancements to the market on a timely and cost effective basis, and its ability to maintain a labor force sufficiently skilled to compete in the current environment. Additionally, there is increasing competition in the Company's products and services businesses, and there can be no assurance that the Company's current products or services will remain competitive or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive.

     The timing and amount of the Company's revenues are subject to a number of factors, including, but not limited to, the timing of customers' decisions to enter into license agreements with the Company, which makes estimation of operating results prior to the end of the quarter or year extremely uncertain. While management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations, the Company's existing credit facilities, and the ability to raise additional capital through the equity markets, unforeseen events and adverse economic or business trends may significantly increase cash demands beyond those currently anticipated that affect the Company's ability to generate or raise cash to satisfy financing needs.

     The Company derives its revenue primarily from operations in Northern Ireland. It is reasonably possible that this concentration of revenue makes the Company vulnerable to the risk of a near-term severe impact due to unforeseen political and economic forces, as well as exchange rate fluctuations. Additionally, concentrations of credit risks with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's worldwide customer base. The Company performs ongoing credit evaluations on certain of its customers' financial conditions, but generally does not require collateral to support customer receivables. The Company establishes an allowance for uncollectible accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. There can be no assurance, however, that the Company's procedures will identify all potential uncollectible accounts in a timely manner and significant adjustments to the Company's allowance for uncollectible accounts may be necessary from time to time.

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

Forward Looking Statements

     This annual report contains both historical facts and forward-looking statements which represent the Company's expectations or beliefs concerning future events, including sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for 1998, among others. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continued success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the forgoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-27 attached hereto and incorporated herein.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 23, 1998, the Company replaced its independent auditors, Coopers & Lybrand L.L.P. ("Coopers & Lybrand") with Arthur Andersen LLP ("Arthur Andersen"). Coopers & Lybrand's report on UniComp's financial statements during the two most recent fiscal years preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Audit Committee.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers are as follows:



Name                                       Age    Position

Stephen A. Hafer.....................      49     Chairman of the Board, President and Chief
                                                  Executive Officer

J. Patrick Henry.....................      44     President of Unibol, Inc. and Director

B Michael Wilson.....................      42     President of Smoky Mountain Technologies, Inc. and
                                                  Director

L. Allen Plunk.......................      27     Chief Financial Officer

Nelson J. Millar.....................      60     Director

Thomas Zimmerer......................      56     Director



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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of the Form 10-K

(1)   Financial Statements
                  Reports of Independent Public Accountants
                  Consolidated Balance Sheets as of February 28, 1998 and
                   February 29, 1997
                  Consolidated Statements of Operations for the years ended
                   February 28, 1998, February 28, 1997, and February 29, 1996
                  Consolidated Statements of Stockholders' Equity for the years ended February 28, 1998, February 28, 1997, and
                   February 29, 1996
                  Consolidated Statements of Cash Flow for the years ended
                    February 28, 1998, February 28, 1997, and February 29, 1996
                  Notes to Consolidated Financial Statements

(2)   Financial Statement Schedule

                  Schedule II  -  Valuation and qualifying accounts

     All other schedules have been omitted as the required information is not applicable, the amounts are not significant or the information is set forth in the consolidated financial statements or the notes thereto.

(b)   Reports on Form 8-K

     During the fourth quarter, the Company filed a report on Form 8-K (as amended) relating to the acquisition of Novatek Corporation on November 29, 1997.


Exhibits:



       Exhibits                          Description
     ------------ -------------------------------------------------------------

        2.1    Stock Purchase Agreement between the Registrant and Eurodis
               Electron Plc, dated February 20, 1997 (previously filed with Form
               8-K on March 6, 1997 and incorporated herein by reference)
        3.1 Articles of Incorporation of the Registrant (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D) and incorporated herein by reference)
        3.2 Amendment to Articles of Incorporation changing the Registrant's name from Liberty Ventures, Ltd. To UniComp, Inc. (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D) and incorporated herein by reference)
        3.3 Amended and Restated Bylaws of the Registrant (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No.
               333-12209) and incorporated herein by reference)
        10.1   End-User Purchase Agreement between the Registrant and
               Hewlett-Packard




               dated October 25, 1994 (previously filed with
               Form 10-K/A amendment no. 2 for the fiscal year ended February
               28, 1994 and incorporated herein by reference)
        10.2   Business Partner Agreement between the Registrant and IBM dated
               March 1, 1994 (previously filed with Form 10-K/A amendment no. 2 for the fiscal year ended February 28, 1994 and incorporated herein by reference)
        10.3   Agreement between the Registrant and Siemens Nixdorf dated
               January 3, 1995 (previously filed with Form 10-K for the fiscal year ended February 28, 1995 and incorporated herein by reference)
        10.4   Agreement for Sale of a Business between the Registrant and Euro
               Software Limited dated September 25, 1995 for the acquisition of the assets of Advec Limited (previously filed with Form 10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)
        10.5   Offshore Warrant Agreement between the Registrant and First
               Bermuda Securities, Ltd. Dated December 20, 1995 (previously filed with Form 10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)
        10.6 Form of 7% Convertible Promissory Notes dated December 20, 1995 issued by the Registrant to certain offshore investors
               (previously filed with Form 10-K for the fiscal year ended
               February 29, 1996 and incorporated herein by reference)
        10.7   Stock Purchase Agreement between the Registrant and Smoky
               Mountain Technologies, Inc., dated April 16, 1996 (previously filed with Form 8-K dated May 1, 1996, as amended, and incorporated herein by reference)
        10.8   Employment Agreements, dated April 16, 1996 between the
               Registrant and each of B. Michael Wilson and George Gruber,
               (previously filed with Form 8-K dated May 1, 1996, as amended, and incorporated herein by reference)
        10.9 Form of Indemnification Agreement used between the Registrant and members of the Board of Directors and executive officers of the Registrant (previously filed with Form S-1, dated September 18,
               1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
        10.10  Agreement between Smoky Mountain Technologies, Inc. and the
               Atalla Division of Tandem, Inc. dated October 30, 1996
               (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
        10.12  Agreement and Plan of Reorganization By and Among UniComp, Inc.,
               Smoky Mountain Technologies, Inc., Novatek Corporation, its
               Shareholders, Sun and Sky Development Corp. and its Shareholders
               (previously filed with Form 8-K dated November 29, 1997 and incorporated herein by reference)
        16.1   Letter of Coopers & Lybrand re: Change in Certified Public
               Accountants
        21.1   Subsidiaries of the Registrant
        23.1   Consent of Independent Accountants
        27.1   Financial Data Schedule (for SEC use only)


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marietta, State of Georgia, on the 29th day of May, 1998.

                         UNICOMP, INC.

                         By: /s/ L. Allen Plunk
                             ----------------------------------------
                             L. Allen Plunk
                             Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 29th day of May, 1998.

     Signature                              Title
     ---------                              -----
/s/ Stephen A. Hafer      Chairman of the Board, President and Chief Executive
----------------------    Officer (Principal Executive Officer)
    Stephen A. Hafer

/s/ L. Allen Plunk        Chief Financial Officer (Principal Financial and
----------------------    Accounting Officer)
    L. Allen Plunk

/s/ J. Patrick Henry      Director
---------------------
    J. Patrick Henry

/s/ B. Michael Wilson     Director
---------------------
    B. Michael Wilson

/s/ Nelson J. Millar      Director
---------------------
    Nelson J. Millar

/s/ Thomas Zimmerer       Director
---------------------
    Thomas Zimmerer

                         UNICOMP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----
          Reports of Independent Public Accountants                                                F-1

          Consolidated Financial Statements:
               Consolidated Balance Sheets as of February 28, 1997 and
                   February 28, 1998                                                               F-3
               Consolidated Statements of Operations for the years ended
                   February 29, 1996, February 28, 1997 and February 28, 1998                      F-5
               Consolidated Statement of Changes in Stockholders' Equity for the
                   years ended February 29, 1996, February 28, 1997 and                            F-6
                   February 28, 1998
               Consolidated Statements of Cash Flows for the years ended
                   February 29, 1996, February 28, 1997 and February 28, 1998                      F-7

          Notes to Consolidated Financial Statements                                               F-8

                    Report of Independent Public Accountants


To the Stockholders and Board of Directors of UniComp, Inc. and Subsidiaries:

     We have audited the accompanying balance sheet of UniComp, Inc. (a Colorado corporation) and subsidiaries as of February 28, 1998, and the related statements of operations, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniComp, Inc. and subsidiaries as of February 28, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 26, 1998

                    Report of Independent Public Accountants


To the Stockholders and Board of Directors of UniComp, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheet and the financial statement schedule of UniComp, Inc. and subsidiaries as of February 28, 1997, and the related statements of operations, stockholders equity, and cash flows for the two years ended February 28, 1997 that appear in this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniComp, Inc. and subsidiaries as of February 28, 1997, and the consolidated results of their operations and their cash flows for each of the two years in period ended February 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                            COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
May 22, 1997, except for the third paragraph of Note 4 as to which the date is November 29, 1997

                         UniComp, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                        ASSETS


                                                                                                 February 28,         February 28,
                                                                                                    1997                  1998
                                                                                                 ------------         ------------
                                                                                                          (In Thousands)
Current assets:
   Cash and cash equivalents ($3 million restricted)....................................           $   3,810            $   3,904
   Accounts and other receivables:
      Trade, net of allowance of $230 and $1,655 in 1997 and 1998, respectively.........              10,049               14,735
      Other receivables.................................................................                 151                  480
   Inventories..........................................................................               2,227                4,556
   Prepaid expenses.....................................................................                 802                  531
   Deferred income taxes................................................................                  61                    -
   Other................................................................................                  64                  338
                                                                                                ---------------     ----------------

        Total current assets............................................................              17,164               24,544
                                                                                                ---------------     ----------------

Property and equipment, net.............................................................               4,131                4,746
                                                                                                ---------------     ----------------

Other assets:
   Acquired and developed software, net of accumulated amortization of $2,853 and $4,945
      in 1997 and 1998, respectively....................................................               5,847                6,403
   Goodwill and other intangibles, net of accumulated amortization of $126 and $542 in
      1997 and 1998, respectively.......................................................               3,161                4,510
   Deferred income taxes................................................................                  99                  446
   Prepaid pension......................................................................                 442                  754
   Investments in joint ventures........................................................                 184                  673
   Receivables from related party.......................................................                 354                  390
   Other................................................................................                 124                   39
                                                                                                ---------------     ----------------

        Total other assets..............................................................              10,211               13,215
                                                                                                ---------------     ----------------

        Total assets....................................................................        $     31,506        $      42,505
                                                                                                ---------------     ----------------
                                                                                                ---------------     ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                         UniComp, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           February 28,          February 28,
                                                                                              1997                    1998
                                                                                           ------------          ------------
                                                                                           (In Thousands, Except Per Share Data)

Current liabilities:
   Accounts payable.....................................................................    $     3,477          $     4,955
   Accrued expenses.....................................................................          1,194                2,080
   Deferred revenues....................................................................          2,093                3,634
   Taxes payable........................................................................            778                1,064
   Other................................................................................              -                  200
   Lines of credit......................................................................          7,379               10,590
   Current portion of notes payable.....................................................            518                1,358
                                                                                           ----------------    ----------------

        Total current liabilities.......................................................         15,439               23,881
                                                                                           ----------------    ----------------

Long-term liabilities:
   Notes payable........................................................................          1,169                1,480
   Deferred income taxes................................................................            433                  741
   Other................................................................................              -                  110
                                                                                           ----------------    ----------------

        Total long-term liabilities.....................................................          1,602                2,331
                                                                                           ----------------    ----------------

        Total liabilities...............................................................         17,041               26,212
                                                                                           ----------------    ----------------

Stockholders' equity:
   Preferred stock:  $1 par value, 5,000 authorized , none issued and outstanding at
      February 28, 1997 and February 28, 1998...........................................              -                    -
   Common stock: $.01 par value, 25,000 authorized, 7,677 and 7,965 issued and
      outstanding at February 28, 1997 and February 28, 1998, respectively...............            77                   80
   Additional contributed capital.......................................................         13,117               15,331
   Retained earnings....................................................................          2,042                1,192
                                                                                           -----------------    ----------------
                                                                                                 15,236               16,603
   Less treasury stock..................................................................           (609)                (206)
   Cumulative translation adjustment....................................................           (162)                (104)
                                                                                           -----------------    ----------------

        Total stockholders' equity......................................................         14,465               16,293
                                                                                           -----------------    ----------------

        Total liabilities and stockholders' equity......................................    $    31,506           $   42,505
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                                            UniComp, Inc. and Subsidiaries
                                        Consolidated Statements of Operations


                                                                                                Year Ended
                                                                         --------------------------------------------------------
                                                                           February 29,        February 28,       February 28,
                                                                               1996                1997               1998
                                                                         -----------------   -----------------   ----------------
                                                                                  (In Thousands, Except Per Share Data)
Revenue:
   Equipment........................................................     $         10,387    $         12,538     $       25,770
   Services.........................................................                9,578              11,283             17,051
   Software.........................................................                7,196               7,888              9,285
                                                                         -----------------   -----------------    -----------------
      Total revenue.................................................               27,161              31,709             52,106
                                                                         -----------------   -----------------    -----------------

Cost of sales:
   Equipment........................................................                8,002              10,355             21,166

   Services.........................................................                1,755               2,248              2,819

   Software.........................................................                1,930               3,011              3,523
                                                                         -----------------   -----------------   ----------------
      Total cost of sales...........................................               11,687              15,614             27,508
                                                                         -----------------   -----------------   ----------------

Gross profit........................................................               15,474              16,095             24,598
                                                                         -----------------   -----------------   ----------------

Selling, general and administrative.................................               12,931              14,035             23,243
Acquisition related charges.........................................                    -                   -              1,085
                                                                         -----------------   -----------------   ----------------
      Total operating expenses......................................               12,931              14,035             24,328
                                                                         -----------------   -----------------   ----------------
Operating income....................................................                2,543               2,060                270
                                                                         -----------------   -----------------   ----------------

Other income (expense):
   Other, net.......................................................                 (33)                  46                (6)
   Interest, net....................................................                (241)               (282)              (605)
                                                                         -----------------   -----------------   ----------------
      Other income (expense), net...................................                (274)               (236)              (611)
                                                                         -----------------   -----------------   ----------------

Income (loss) before provision for income taxes.....................                2,269               1,824              (341)
                                                                         -----------------   -----------------   ----------------

Provision for income taxes..........................................                  204                 313                442
                                                                         -----------------   -----------------   ----------------

Net income (loss)...................................................  $             2,065    $          1,511     $          (783)
                                                                         -----------------   -----------------    -----------------
                                                                         -----------------   -----------------    -----------------
Basic earnings per share............................................  $              0.36    $           0.23     $         (0.10)
                                                                         -----------------   -----------------    -----------------
                                                                         -----------------   -----------------    -----------------
Diluted earnings per share..........................................  $              0.34    $           0.22     $         (0.10)
                                                                         -----------------   -----------------    -----------------
                                                                         -----------------   -----------------    -----------------
Weighted average shares ............................................                5,672               6,465              7,727
Weighted average shares assuming dilution...........................                6,064               6,865              7,727



The accompanying notes are an integral part of these consolidated financial statements.

                         UniComp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity


                                      Common Stock
                                   ------------------
                                   Number of             Additional    Retained                 Cumul.          Total
                                   Shares               Contributed    Earnings    Treasury      Trans.      Stockholders'
                                     Issued     Amount    Capital      (Deficit)     Stock      Adjust.        Equity
                                   ------------------------------------------------------------------------------------
                                                                     (In Thousands)
Balance February 28, 1995.........      5,790     $ 58      $ 5,568    $ (1,534)    $ (494)     $ (148)        $ 3,450

   Stock issued...................        162        2          603                                                605
   Change in treasury stock.......                                                       33                         33
   Effect of shares issued by
      Smoky Mountain..............                               99                                                 99
   Net income.....................                                         2,065                                 2,065
   Change in cumulative
      translation adjustment......                                                                 (32)           (32)
                                   ------------------------------------------------------------------------------------


Balance February 29, 1996.........      5,952       60        6,270          531      (461)       (180)          6,220

   Stock issued...................      1,506       15        5,737                                              5,752
   Conversion of debt.............        427        4        1,948                                              1,952
   Treasury stock purchased.......                                                  (1,042)                      (1,042)
   Retirement of treasury stock...      (208)      (2)        (892)                     894                          0
   Warrants issued................                               54                                                 54
   Net income.....................                                         1,511                                 1,511
   Change in cumulative
      translation adjustment......                                                                   18             18
                                   ------------------------------------------------------------------------------------

Balance February 28, 1997.........      7,677       77       13,117        2,042      (609)       (162)         14,465

   Net loss from Novatek's two
      months ended February 28,
      1997 (See Note 4)...........                                          (67)                                   (67)
   Options and warrants exercised.        181        2        1,459                     403                      1,864
   Stock issued for acquisition
      of ICM......................        107        1          755                                                756
   Net income.....................                                         (783)                                  (783)
   Change in cumulative
      translation adjustment......                                                                   58             58
                                   ------------------------------------------------------------------------------------

Balance February 28, 1998.........      7,965     $ 80     $ 15,331      $ 1,192    $ (206)     $ (104)       $ 16,293
                                   ------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                         UniComp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                Year Ended
                                                                      -------------------------------------------------------------
                                                                        February 29,           February 28,          February 28,
                                                                           1996                   1997                  1998
                                                                      -----------------    ------------------   -------------------
                                                                                              (In Thousands)
        Cash flow from operating activities:
        Net income (loss)...........................................   $  2,065                 $  1,511              $   (783)
        Adjustments to reconcile net income to net cash provided
           (used) by operations:
           Depreciation and amortization............................      1,465                    2,300                 3,840
           Issuance of warrants.....................................          -                       54                     -
           Allowance for doubtful accounts..........................         11                       62                 1,426
           Deferred income taxes....................................         54                      102                    22
           Changes in assets and liabilities:
             Accounts and other receivables.........................     (1,199)                    (716)               (6,544)
             Inventory..............................................       (288)                    (231)               (2,134)
             Prepaid expenses.......................................       (470)                    (145)                   62
             Accounts payable.......................................        763                     (753)                1,153
             Accrued expenses.......................................        178                     (302)                  736
             Other accrued taxes....................................        382                     (101)                   62
             Deferred revenue.......................................       (636)                    (398)                1,133
             Income taxes payable...................................        (50)                     (42)                  160
             Other..................................................       (654)                    (262)                 (706)
                                                                       ------------------    ------------------   -----------------

                Net cash provided (used) by operating activities....      1,621                    1,079                (1,573)
                                                                       ------------------    ------------------   -----------------

     Cash flow from investing activities:
        Capital expenditures........................................     (1,505)                  (1,450)               (1,816)
        Acquired and developed software.............................     (2,695)                  (2,525)               (2,625)
                                                                       ------------------    ------------------   -----------------

                Net cash used by investing activities...............     (4,200)                  (3,975)               (4,441)
                                                                       ------------------    ------------------   -----------------

     Cash flow from financing activities:
        Proceeds from issuance of convertible notes, net............      1,900                        -                     -
        Payments on debt............................................       (228)                    (241)               (1,349)
        Proceeds from borrowing.....................................      1,433                      873                 5,567
        Issuance of common stock, net...............................        737                    5,752                 1,868
        Receivables from related party..............................       (127)                    (338)                  (37)
        Purchase of treasury stock..................................          -                     (618)                    -
                                                                       ------------------    ------------------   -----------------

                Net cash provided by financing activities...........      3,715                    5,428                 6,049
                                                                       ------------------    ------------------   -----------------

     Net increase in cash...........................................      1,136                    2,532                    36
     Effect of exchange rate changes on cash........................        (32)                      18                    58
     Cash and cash equivalents at beginning of year.................        156                    1,260                 3,810
                                                                       ------------------    ------------------   -----------------

     Cash and cash equivalents at end of year.......................   $  1,260              $     3,810          $      3,904
                                                                       ------------------    ------------------   -----------------
                                                                       ------------------    ------------------   -----------------
     Cash paid for interest.........................................   $    249              $       324          $        766
                                                                       ------------------    ------------------   -----------------
     Cash paid for taxes............................................   $    263              $       165          $        358
                                                                       ------------------    ------------------   -----------------
                                                                       ------------------    ------------------   -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                         UniComp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies:

Basis of Presentation

     The consolidated financial statements include the accounts of UniComp, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions underlying the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the status of certain matters, facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

     The consolidated financial statements have been prepared to give retroactive effect of the acquisitions of Smoky Mountain Technologies, Inc. (Smoky Mountain) and Novatek Corporation and Sun and Sky Development Corporation (together Novatek) as described in Note 4. These acquisitions have been accounted for as pooling-of-interests. Generally accepted accounting principles require giving retroactive effect to business combinations accounted for as pooling-of-interests. As such, the historical consolidated financial statements have been restated to reflect the resulting combined entities.

     Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to current presentation.

Revenue Recognition

     The Company's revenue is generated primarily from licensing software products, providing various professional services, and the sale of computer equipment.

     Revenue from the sale of the Company's software products, the resale of third-party software products, and the sale of computer equipment is recognized upon delivery, customer acceptance, fulfillment of significant vendor obligations, if any, and determination that collectibility is probable. Revenue related to sales which impose significant vendor obligations on the Company are deferred until those obligations are satisfied. Revenue from post-contract customer support is recognized ratably over the life of the contract.

     The Company provides professional services, including systems implementation and integration, hardware and software support and maintenance, custom software development, consulting, educational and other services. These services are generally provided under time and materials or annual support contracts for which revenue is recognized as the services are performed or ratably over the life of the contract. In some circumstances, the Company performs professional services under fixed price contracts, for which revenue is recognized on the basis of the estimated percentage of completion. From time to time, adjustments are made to the estimates used to calculate the percentage of completion for a contract. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


1.  Summary of Significant Accounting Policies (Continued):

Foreign Currency Translation and Transactions

     All assets and liabilities in the balance sheet of a foreign subsidiary whose functional currency is other than the United States dollar are translated at the year-end currency exchange rate. Income statement items are translated at the average currency exchange rate for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity and are not included in determining net income. Transaction gains and losses are included in the results of operations in the period which they occur.

Cash and Cash Equivalents

     Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less. At times, cash in bank deposits may exceed the federally insured limits. The Company has not experienced and does not anticipate any losses from such accounts. $3 million of cash and cash equivalents is restricted and held as collateral on certain indebtedness of the Company as described in Note 8. During the fiscal year ending February 28, 1999, the Company anticipates refinancing the debt for which the $3 million in cash and cash equivalents is held as collateral and thus anticipates that the collateral will be released within the next year.

Inventory

     Inventory consists primarily of computer equipment and transaction-processing equipment available for resale. Inventory is stated at the lower of cost or market, cost being determined on a first-in first-out basis. Components of inventory as of February 28, 1997 and 1998 are as follows:


                                                                     1997                 1998
                                                                ---------------     -----------------
                                                                         (In Thousands)
             Computer equipment..........................         $      1,911        $        1,992
             Transaction-processing equipment............                  316                 2,564
                                                                ---------------     -----------------

                                                                $        2,227      $          4,556
                                                                ---------------     -----------------
                                                                ---------------     -----------------

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided based on the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the life of the related lease. Gains and losses on dispositions of property and equipment are determined based on the difference between the cash plus the fair value of any assets received (in the case of a non-monetary transaction) less the net book value of the asset disposed of at the date of disposition.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


1.  Summary of Significant Accounting Policies (Continued):

Acquired and Developed Software

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," certain costs incurred in the internal development of computer software which is to be licensed to customers, and costs of purchased computer software, are capitalized and amortized over their estimated useful lives, generally three to five years, at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method.

     Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, benefits, computer usage, an allocation of depreciation, facilities, and other direct allocable costs, among others. All research and development costs incurred prior to the establishment of technological feasibility and subsequent to the product becoming generally available have been expensed in the period in which they were incurred. Product enhancements are improvements to an existing product that are intended to extend the life or significantly improve the marketability of the original product. Costs incurred for product enhancements are charged to expense as research and development until technological feasibility of the enhancement has been established. Total research and development costs which were expensed as they were incurred totaled $0.3, $0.6 and $0.9 million for fiscal years 1996, 1997 and 1998, respectively.

     The Company capitalized software development costs of $2.7, $2.5, and $2.6 million during fiscal years 1996, 1997, and 1998, respectively, with amortization expense of $0.7, $1.5 and $2.1 million during the same periods. Capitalized software costs are net of amounts reimbursed by Northern Ireland government grants of $0.4 million in each of fiscal years 1996, 1997 and 1998.

     The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as expense in the period it is determined.

Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (FAS 121), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company adopted FAS 121 on March 1, 1996.

     Identifiable intangible assets and goodwill are recorded and amortized over their estimated economic lives or periods of future benefit. The lives established for these assets are a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going-concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, the Company evaluates the continued appropriateness of these lives and recoverability of the carrying value of such assets based upon the latest available economic factors and circumstances.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


1.  Summary of Significant Accounting Policies (Continued):

Goodwill and Other Intangible Assets (Continued)

     The Company evaluates the recoverability of all long-lived assets, including specific intangible assets and goodwill, based upon a comparison of estimated future cash flows from the related operations with the then corresponding carrying values of those assets. Impairment of value, if any, is recognized in the period in which it is determined. A rate considered to be commensurate with the risk involved is used to discount the cash flows for any recognized impairment.

     The Company amortizes goodwill on a straight-line basis over an estimated life of up to 10 years for goodwill related to computer hardware and service company acquisitions and 5 to 7 years for goodwill related to software company acquisitions. The Company believes these lives appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Other identifiable intangible assets are amortized on a straight-line basis over their estimated period of benefit ranging from 3 to 10 years. Amortization charged to expense was $0.1, $0.1, and $0.4 million for fiscal years 1996, 1997, and 1998, respectively.

Fair Value of Financial Instruments

     The carrying value of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable, short-term notes receivable, accounts payable, and lines of credit at February 28, 1997 and 1998 approximate fair value because of the short maturity of these instruments. The carrying value of the Company's long-term debt and notes receivable approximates fair value at February 28, 1997, and 1998 based on market rates for similar issues.

Income Taxes

     The provision for income taxes and the corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property and equipment, intangible assets, and capitalized software development costs. No deferred tax liability has been recognized relating to taxable temporary differences attributable to the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries due to the fact that such taxable temporary differences are not expected to reverse in the foreseeable future. The determination of the amount of such liability is not practical.

Advertising

     The Company generally expenses advertising and marketing costs as incurred. Advertising and marketing costs were $0.5, $0.6 and $0.8 million during fiscal years 1996, 1997, and 1998, respectively.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


1.  Summary of Significant Accounting Policies (Continued):

Basic and Diluted Earnings Per Share

     In 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued effective for fiscal years ending after December 15, 1997. The Company has adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of the stock options and warrants outstanding (using the treasury stock method). For the Company, the numerator is the same for both basic and diluted EPS calculations. The following is a reconciliation of the denominator used in the calculation:

                                                                            Fiscal year ended
                                                             ------------------------------------------------
                                                                  1996            1997            1998
                                                                  ----            ----            ----
                                                                             (In Thousands)
     Weighted average shares...........................          5,672           6,465           7,727
     Dilutive effect of common stock options and warrants
                                                                   392             400               -
                                                               -------          ------          ------
     Weighted average shares assuming dilution                   6,064           6,865           7,727
                                                               -------          ------          ------
                                                               -------          ------          ------



     Options and warrants to purchase 25,000 and 282,500 shares of common stock at a weighted average price of $6.90 and $7.62 per share for fiscal years 1996 and 1997, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options outstanding for fiscal year 1998 were excluded from the calculation of diluted earnings per share due to the net loss for that period.

New Accounting Standards

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 is not expected to have a material effect on the Company's disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), was issued. FAS 131 is designed to improve the information provided in financial statements about the different types of business activities in which the enterprise engages and economic environments in which the enterprise operates, and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing how it views its operations for internal decision making and planning purposes, and has not made a determination of the impact of FAS 131 on its segment disclosures.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The adoption of SOP 97-2 is not expected to have a significant impact on the Company's annual financial position or results of operations, however, the adoption may create fluctuations in the Company's quarterly results of operations.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


1.  Summary of Significant Accounting Policies (Continued):

New Accounting Standards (Continued)

     In early 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.


2.  Property and Equipment:

     The components of property and equipment as of February 28, 1997 and 1998 are as follows:

                                                    Estimated
                                                   Useful Life
                                                     (years)              1997                1998
                                                 ----------------   -----------------   ------------------
                                                                               (In Thousands)
     Buildings................................        30-50          $        1,418         $    1,911
     Land.....................................         N/A                       45                 70
     Leasehold improvements...................        5-10                      865                868
     Computer equipment.......................         3-5                    4,040              5,420
     Computer software........................          3                       137                296
     Furniture and fixtures...................          5                     1,097              1,303
     Vehicles.................................         2-4                      417                304
                                                                    -----------------   ------------------

                                                                              8,019             10,172
     Less accumulated depreciation............                               (3,888)            (5,426)
                                                                    -----------------   ------------------

                                                                        $     4,131        $     4,746
                                                                    -----------------   ------------------
                                                                    -----------------   ------------------



          Depreciation charged to expense was $0.7, $0.7, and $1.3 million for fiscal years 1996, 1997, and 1998, respectively

3.  Investments in Joint Ventures

     The equity method of accounting is used when the Company does not have effective control and has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. As of February 28, 1997 and 1998 the Company had a $0.2 million investment relating to a 50% ownership in a joint venture in the United Kingdom. The joint venture company provides the production of web sites, internet access and internet integration solutions for businesses in Northern Ireland. Subsequent to February 28, 1998, the Company contributed accounts receivable of $0.5 million for a 67% ownership in a United States joint venture which is pursuing retail electronic commerce. This investment was included in the February 28, 1998 balance sheet as an investment in joint venture.

                         Unicomp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

4.  Business Combinations:

Acquisition of ICM Computing Machines Limited

     On January 8, 1998, the Company completed its acquisition of ICM Computing Machines Limited (ICM) for 107,453 shares of the Company's common stock, or approximately $0.8 million. ICM, headquartered in Ireland, principally provides process management software and related services to the farming industry. The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations have been included from January 1, 1998, the effective date of the acquisition. The excess consideration above the fair value of net assets acquired of approximately $1.2 million has been recorded as goodwill. Under the terms of the purchase agreement, the Company has guaranteed approximately $0.8 million in proceeds from the sale of the Company stock issued to consummate the transaction. Upon the sale of these securities, the Company will pay any shortfall to the previous owners in cash or will receive cash from the previous owners if the sale results in an overage.

     Supplemental pro-forma information is not presented since this acquisition was not material to the Company's consolidated results of operations in the year of acquisition.

Acquisition of Novatek

     On November 29, 1997, the Company completed its acquisition of Novatek, a provider of new and refurbished point-of-sale and transaction-processing equipment and related services. The Company issued 788,708 shares of its common stock for all of the outstanding common stock of Novatek. This transaction has been accounted for as a pooling-of-interests; therefore, the historical financial statements have been restated to reflect this merger. Novatek historically prepared its financial statements on a December 31 year end. Subsequent to the acquisition, Novatek was merged with one of the Company's subsidiaries and thus their fiscal year end has been changed to conform with the Company's year end. The historical financial data for Novatek is included in the consolidated financial statements for all periods presented as of their year end except for the year ended February 28, 1998, where Novatek's results of operations have been presented as of the Company's year end. As a result of the change in Novatek's fiscal year end to conform to the Company's subsequent to acquisition, the results of operations for Novatek for the two month period ended February 28, 1997, is not reflected in any of the periods presented and has been charged directly to equity. The results of Novatek's operations for the two months ended February 28, 1997 are summarized as follows:


                                                           Two months ended February 28, 1997
                                                          -------------------------------------
                                                                     (In Thousands)
                        Revenue                                          $ 713
                        Net Loss                                          $ 67

     The stockholders' equity accounts have been adjusted to reflect the conversion of all of Novatek's common stock into 788,708 shares of the Company's common stock. No other adjustments were required to reflect the consolidation since the accounting policies of this companies prior to the transaction were substantially the same, and prior to the date of the acquisition there were no significant transactions between the companies.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


4.  Business Combinations (Continued):

         Novatek's revenue and net income included in the Company's consolidated statements of operations for the years ended February 29, 1996 and February 28, 1997 are summarized as follows:

                                                                 Fiscal year ended February 29, 1996
                                                          ---------------------------------------------------
                                                               UniComp           Novatek
                                                            Feb. 29, 1996     Dec. 31, 1995       Total
                                                          -----------------  ---------------    ---------
                                                                            (In Thousands)
     Revenue...........................................          $ 22,291      $ 4,870           $ 27,161
     Net income........................................          $  2,060      $     5           $  2,065

                                                                 Fiscal year ended February 28, 1997
                                                          ---------------------------------------------------
                                                               UniComp           Novatek
                                                            Feb. 28, 1997     Dec. 31, 1996       Total
                                                          -----------------  --------------      -------
                                                                            (In Thousands)
     Revenue...........................................             $ 25,151         $ 6,558        $ 31,709
     Net income (loss).................................            $   1,526        $   (15)       $   1,511


     In connection with this acquisition, the Company incurred charges totaling $1.0 million. $0.7 million of this amount related to compensation expense recorded for the value of certain compensatory stock options at Novatek for which the applicable compensation expense could only be determined upon the sale of Novatek. Therefore, the Company recorded a one-time non-cash compensation expense upon consummation of the merger with Novatek. Additionally, the Company recorded $0.3 million in expenses relating to the pooling of interests transaction with Novatek.

Acquisition of CEM Computers Limited

     On February 20, 1997, the Company completed its acquisition of CEM Computers Limited (CEM) for approximately $3.7 million. CEM, headquartered in Northern Ireland, principally provides computer equipment, hardware and software support and systems integration services. The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations have been included from February 1, 1997, the effective date of the acquisition. The excess consideration above the fair value of net assets acquired of approximately $2.9 million has been recorded as goodwill.

     Assuming this acquisition had occurred as of the beginning of the Company's fiscal year in which the acquisition occurred (March 1, 1996), the unaudited pro forma results of operations for fiscal year ended February 28, 1997 would have been as follows:

                                                           Fiscal Year Ended
                                                           February 28, 1997
                                                           -------------------
                                             (In Thousands, Except Per Share Data)
     Revenue...........................................             $ 50,337
     Net income........................................             $  1,520
     Basic earnings per share..........................             $   0.24
     Diluted earnings per share........................             $   0.22

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

4.  Business Combinations (Continued):

Acquisition of Smoky Mountain

     On April 16, 1996, the Company completed its acquisition of Smoky Mountain, a software and hardware developer for the transaction-processing industry. The Company issued 500,000 shares of its common stock for all of the outstanding common stock of Smoky Mountain. This transaction has been accounted for as a pooling-of-interests; therefore, the historical financial statements have been restated to reflect this merger. Smoky Mountain historically prepared its financial statements on a December 31 year end. Smoky Mountain's fiscal year end has been changed to conform with the Company's year end and its historical financial data is included in the consolidated financial statements for all periods presented as of the Company's year end.

5.  Income Taxes:

     The significant components of income tax expense (benefit) are as follows:

                                                                                    Fiscal Year
                                                                          ---------------------------------
                                                                             1996         1997         1998
                                                                             ----         ----         ----
        Current provision:                                                         (In Thousands)
           Federal.......................................................       $ 14    $   (7)          -
           State.........................................................         43          5          7
           Foreign.......................................................         80        130        376
        Deferred provision:
           Federal.......................................................      (307)        191      (191)
           State.........................................................          -         32      (100)
           Foreign.......................................................        373       (39)        350
                                                                                 ---       ----        ---

                                                                                $203       $312       $442
                                                                                ----       ----       ----
                                                                                ----       ----       ----

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                                                        Fiscal Year
                                                                            ----------------------------------
                                                                                 1996       1997       1998
                                                                                 ----       ----       ----
                                                                                      (In Thousands)

         Income tax at statutory rate....................................       $ 770      $ 625     $ (116)
         Increase (decrease) in provision from:
           State income taxes (net of federal tax deduction).............          29         28       (113)
           Differences in foreign and US tax rates.......................        (52)       (13)        (18)
           Goodwill......................................................           -          -        139
           Utilization of federal net operating losses...................       (238)          -          -
           Deferred tax asset valuation allowance........................       (302)          -        500
           Reduction of UK cumulative deferred liability.................           -      (320)          -
           Other.........................................................         (4)        (8)         50
                                                                                  ---        ---        ---

               Tax provision.............................................       $ 203      $ 312       $ 442
                                                                                -----      -----       -----
                                                                                -----      -----       -----

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

5.  Income Taxes (Continued):

     An analysis of the net deferred income tax assets and liabilities is as follows:

                                                                               February 28,
                                                                        ---------------------------
                                                                            1997               1998
                                                                            ----               ----
      Current deferred assets:                                                   (In Thousands)

      Net operating loss carryforward.................................      $  32                 -
      Other...........................................................         29                 -
                                                                            -----             -----
                Current deferred assets                                    $   61             $   -

      Long-term deferred assets:
      Net operating loss carryforward.................................     $   99             $ 430
      Allowance for doubtful accounts and other.......................          -               516
      Deferred tax asset valuation allowance..........................          -              (500)
                                                                           ------             ------
                Total net deferred assets                                   $ 160              $ 446
                                                                           ------             ------
                                                                           ------             ------
      Long-term deferred liabilities (assets):
      Capitalized software development costs from foreign operations..
                                                                            $ 839             $1,190
      Depreciation from foreign operations............................       (406)              (449)
                                                                            ------            ------

                Total net deferred liabilities                              $ 433              $ 741
                                                                            ------            ------
                                                                            ------            ------

     As of February 28, 1998, the Company has net operating loss carryforwards, subject to certain limitations under the provisions of Internal Revenue Code
Section 382, that expire at various times from 2003 through 2013 totaling $1.1 million for federal purposes and $0.4 million for state purposes. The Company recorded a valuation allowance of $0.5 million as of February 28, 1998 related to certain deferred tax assets that are not anticipated to be utilized through normal operating results. Realization of the remainder of the deferred tax asset is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes that it is more likely than not that the remaining deferred tax asset will be realized.

6.  Related Party Transactions:

     During fiscal year 1997, the Company's Board of Directors approved the exchange of 68,626 shares of the Company's common stock for of $0.4 million of indebtedness owed to the Company by certain officers and affiliated companies. These shares were recorded as treasury stock and subsequently retired.

     Receivables from related parties at February 28, 1997 and 1998 are comprised of $0.4 million due from certain officers which have borrowed funds from the Company principally in the form of unsecured 10% notes which mature February 28, 2002.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


7.  Leases:

     The Company leases office space, automobiles, and certain other items under non-cancelable operating leases. Rental expense for fiscal years 1996, 1997 and 1998 was $1.0, $1.1 and $1.7 million, respectively.

     Future minimum lease payments for operating leases at February 28, 1998 are as follows (In Thousands):


1999......................................          $       924
2000......................................                  539
2001......................................                  193
2002......................................                  126
2003......................................                   50
Thereafter................................                    -
                                               -----------------

                                                    $     1,832
                                               -----------------
                                               -----------------

8.  Lines of Credit:

     The Company maintains a series of working capital lines of credit with maximum borrowing available of $6.0 million in the United Kingdom which are secured by certain accounts receivables, inventories, and other assets of the Company. The lines of credit are utilized for short-term borrowing for general corporate use. From time to time, the bank in the United Kingdom allows the borrowing under such lines to be in excess of the maximum to accommodate the Company's peaks in spending. The total outstanding balance on the lines of credit was $6.3 million and interest is charged based on the average outstanding balance at a variable rate based on the lending bank's base lending rate plus 1.75%, or 9.0% as of February 28, 1998.

     The Company maintains an additional line of credit in the United Kingdom which is secured principally by $3 million of cash and equivalents which is restricted as to use. This line of credit was used to fund the purchase of CEM (See Note 4). The outstanding balance on the line of credit was $2.8 million and interest is charged based on the average outstanding balance at a variable rate based on LIBOR plus 0.375%, or 8.0% as of February 28, 1998.

     The Company maintained a separate line of credit with maximum borrowing of $1.5 million in the United States which is secured by certain accounts receivables, inventories, and other assets of the Company. This line of credit is used for short-term borrowing for general corporate use. Interest is charged based on the average outstanding balance at a variable rate based on LIBOR plus 2.25%, or 9.875% as of February 28, 1998. The outstanding balance on the line of credit was $1.4 million as of February 28, 1998. Subsequent to year end, this line of credit was refinanced with a new line of credit of up to $3 million on substantially the same terms and conditions. The Company did not meet certain covenants related to this line of credit, however, the lender has agreed to modify the agreement such that the Company will be in compliance.

     All of the Company's lines of credit are subject to customary covenants, terms and conditions including debt and equity ratios, minimum tangible net worth, among others.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


9.  Long-Term Debt:

Notes Payable

         Notes payable as of February 28, 1997 and February 28, 1998 are as follows:

                                                                                       1997                    1998
                                                                                       ----                    ----
                                                                                                (In Thousands)
Mortgage payable in UK pounds, interest at a variable rate of LIBOR plus 1.75%, or 9.5% as of February 28, 1998, collateralized by a building in Northern
   Ireland, payable in quarterly installments of approximately $18 through
   July 2005................................................                            $622                   $556
Mortgage payable, interest at a fixed rate of 8.83%,
   collateralized by a building in North Carolina, payable in monthly installments of approximately $3  through February
   2004.....................................................                             300                    286
Mortgage payable, interest at a fixed rate of 8.86%,
   collateralized by a building in Florida, payable in
   monthly installments of approximately $3 through February
   2005.....................................................                               -                    300
Note payable in UK pounds, interest at a variable rate of
   LIBOR plus 1.75%, or 9.31% as of February 28, 1998, collateralized by certain accounts receivable and other assets of the Company, payable in quarterly installments of approximately $40 through February 2000...............
                                                                                         488                    329
Subordinated note payable, interest at a rate of 12% and paid monthly, collateralized by a subordinated position in substantially all of the
   Company's assets, due in full in
   February 1999............................................                               -                  1,000
Other.......................................................                             277                    367
                                                                               ------------------    ---------------------


Total notes payable.........................................                           1,687                 2,838
Less: current portion.......................................                             518                 1,358
                                                                               ------------------    ---------------------


                                                                                      $1,169                $1,480
                                                                              ------------------    ---------------------
                                                                              ------------------    ---------------------



         Maturities of long-term debt are as follows (In Thousands):

    1999....................................................               $ 1,358
    2000....................................................                   396
    2001....................................................                   233
    2002....................................................                   102
    2003....................................................                   104
    Thereafter..............................................                   645
                                                              ---------------------

                                                                             2,838
                                                              ---------------------
                                                              ---------------------

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

10.  Stockholders' Equity:

     On November 18, 1996 the Company completed a secondary offering of an additional 1.5 million shares of common stock at $5.00 per share. The proceeds, net of underwriters discounts, commissions, and expenses were $5.8 million. In accordance with this offering, the Company granted warrants to purchase 150,000 shares of the Company's common stock at $8.25 per share to the underwriters of the transaction. These warrants expire on November 13, 2001. As of February 28, 1998, these warrants had not been exercised.

     During fiscal year 1997, the Company granted warrants to purchase 175,000 shares of common stock at a weighted average exercise price of $6.50 to its financial advisors (the Advisor Warrants) and warrants to purchase 95,000 shares of common stock at a weighted average price of $5.32 to its investor relations advisors (the Investor Relations Warrants). The Company recorded $0.1 million of consulting expense during fiscal year 1997 in association with the granting of these warrants based on the fair value of the services received in exchange for the warrants. During fiscal year 1998, all of the Investor Relations Warrants were exercised. The Advisor Warrants expire on July 15, 2001 and none have been exercised as of February 28, 1998.

     The Company held 130,000 and 43,837 shares of common stock in treasury at February 28, 1997 and 1998, respectively. Treasury stock is held at cost and presented as a reduction of stockholders' equity. These treasury shares are intended to be issued as options are exercised under the Company's Long Term Incentive Plan and Director Incentive Plan.


11.  Commitments and Contingencies:

     In connection with an acquisition in 1993, the Company incurred a claim by the seller related to pension overfunding. The Company believes that it has adequate defenses to this claim such that the expected outcome would not be material to the Company's results of operations or financial condition. The Company is not presently a party to any material litigation, nor to the knowledge of management is any material litigation threatened against the Company. There are no other significant pending legal proceedings, other than routine litigation incidental to the Company's business.


12.  Supplemental Cash Flow Information:

     On January 8, 1998, the Company acquired ICM for $0.8 million. The entire purchase price was paid with the Company's common stock, and therefore has been accounted for in the Statement of Cash Flows as a non-cash transaction.

     On February 20, 1997, the Company acquired CEM Computers Limited for $3.7 million. The entire purchase price was financed with debt and therefore has been accounted for in the Statement of Cash Flows as a non-cash transaction.

     During fiscal years 1996 and 1997, convertible notes with principal amounts of $2.0 million were converted into shares of common stock which has been accounted for in the Statement of Cash Flows as non-cash transactions.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

12.   Supplemental Cash Flow Information (Continued):

     During fiscal year 1997, 68,626 shares of the Company's common stock were exchanged for $0.4 million of indebtedness owed to the Company by certain officers and affiliated companies which has been accounted for in the Statement of Cash Flows as a non-cash transaction.


13.  Segment Information:

     The Company operates in one business segment, the providing of computer hardware and software systems and services. The vast majority of the Company's revenue is generated from products and services provided in the United States and United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                                            United States        United Kingdom
                                                                            -------------        --------------
                                                                                      (In Thousands)

     Fiscal Year 1996
     Revenues.................................................               $ 8,503             $ 18,658
     Cost of sales............................................                 4,754                6,933
     Gross profit.............................................                 3,749               11,725
     Operating expenses.......................................                 3,320                9,611
     Operating income.........................................                   429                2,114
     Total assets.............................................               $ 4,027             $ 13,173

     Fiscal Year 1997
     Revenue..................................................              $ 10,762             $ 20,947
     Cost of sales............................................                 6,269                9,345
     Gross profit.............................................                 4,493               11,602
     Operating expenses.......................................                 3,539               10,496
     Operating income.........................................                   954                1,106
     Total assets.............................................              $ 10,411             $ 21,095

     Fiscal Year 1998
     Revenues.................................................              $ 13,100             $ 39,006
     Cost of sales............................................                 8,124               19,384
     Gross profit.............................................                 4,976               19,622
     Operating expenses.......................................                 6,719               17,609
     Operating income (loss)..................................               (1,743)                2,013
     Total assets.............................................              $ 12,622             $ 29,883


     The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of Company revenue during fiscal years 1996, 1997 or 1998.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

14.  Employee Benefit Plans:

United Kingdom Defined Benefit and Contribution Pension Plans

     The Company maintains a defined benefit pension plan in the United Kingdom which is designed to provide death and retirement benefits for eligible employees. On April 1, 1997, the Company also began to operate a defined contribution pension plan in the United Kingdom. After April 1, 1997, any new employees eligible to participate in the Company's pension plan may only join the defined contribution pension plan. The Company contributed minimal amounts to the defined contribution plan during fiscal year 1998, the plan's first year in existence. Additionally, employees enrolled in the defined benefit pension plan may transfer to the defined contribution plan if they elect to do so. The pension costs associated with the defined benefit pension plan are assessed in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". Actuarial assumptions used for defined benefit plan valuations as of February 28, 1998 included a 9% long-term rate of return on assets, a 8.5% discount rate and a salary increase of 5% as well as the following:

     o Benefit formula: annual pension to be 1/60 of final pensionable salary for each year of pensionable service, subject to a maximum fraction of 2/3.

     o Funding policy: the employer contributes to the fund at rates determined by the actuary. Employees contribute in accordance with the plan.

     o Assets held are fixed interest securities and deferred annuities insurance policies.

     Cost components for fiscal years 1997 and 1998 (In Thousands):

                                                                     1997             1998
                                                                ---------------   --------------
  Service cost.............................................     $      122      $        71
  Interest cost............................................            333              360
  Return on assets.........................................          (376)            (467)
  Amortization and deferral of period service costs........             11               11
                                                              ---------------   --------------
    Net periodic pension cost (income)....................      $       90      $       (25)
                                                              ---------------   --------------
                                                              ---------------   --------------

     Reconciliation of funded status as of February 28, 1997 and 1998 (In Thousands):

                                                                 1997              1998
                                                            ---------------   --------------

  Accrued benefits obligation..............................        $  3,976         $  4,043
                                                            ---------------   --------------
                                                            ---------------   --------------
  Project benefit obligation...............................        $  4,155         $  5,128
  Assets at market value...................................           4,998            6,646
                                                            ----------------   --------------

     Funded status.........................................             843            1,518
  Unrecognized transitions asset...........................            (59)             (54)
  Unrecognized gain........................................           (342)            (710)
                                                            ----------------   --------------

     Prepaid pension expense...............................        $    442         $    754
                                                            ---------------   --------------
                                                            ---------------   --------------

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


14.  Employee Benefit Plans (Continued):

401(k) Retirement Savings Plan

     The Company maintains a defined contribution 401(k) profit-sharing plan and trust (the 401(k) Plan) in the United States. To be eligible to participate in the 401(k) Plan (the Plan Eligibility Requirements), an employee must be 21 years of age, work at least 30 hours per week and be employed for 1 month. After satisfying the Plan Eligibility Requirements, employees of the Company may enroll in the 401(k) Plan on the first of any month. A participating employee, by electing to defer a portion of his or her compensation, may make pretax contributions to the 401(k) Plan, subject to limitations under the Code, of a percentage (not to exceed 15%) of his or her total compensation. The Company contributes 50% of every dollar the participant contributes up to a total of 2% of the participant's gross compensation. Participant contributions and earnings are 100% vested at all times, while Company-matching contributions vest in 20% increments over a five-year period beginning one year after the employees eligibility date. Participants may alter their contribution amounts at any time. Employees are responsible for directing the investments of all assets in their individual account. Contributions may be withdrawn, with possible penalties for certain early withdrawals, only after (i) the employee reaches age 59 1/2, (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan. The Company pays all expenses associated with the 401(k) Plan, and contributed minimal amounts to the plan during fiscal year 1996, 1997, and 1998.

Stock Option Plan

     The Company maintains a Long Term Incentive Plan (the LTI Plan) under which options to purchase shares of the Company's common stock have been granted to eligible employees. During fiscal year 1998, the Company increased the total number of shares available for award under the LTI Plan to 1.7 million from 1.2 million. The LTI Plan is administered by the Compensation Committee of the Board of Directors. Option activity and related weighted average prices under the LTI Plan are summarized as follows:

                                                    February 29, 1996      February 28, 1997       February 28, 1998
                                                    -----------------      -----------------       -----------------
                                                              Weighted               Weighted                Weighted
                                                               Average                Average                 Average
                                                    Shares      Price      Shares      Price      Shares       Price
                                                    ------    --------      ------    --------     ------    --------

Shares under option at beginning of year.......          993     $ 3.31          573   $ 3.31          1,012   $ 4.09
   Granted.....................................            -       3.31          445     5.08            125     6.51
   Exercised...................................         (162)      3.31           (6)    3.31           (198)    4.19
   Forfeited...................................         (258)      3.31       -           -              (45)    6.18
                                                  -----------            -----------            ------------


Shares under option at end of year.............          573     $ 3.31        1,012   $ 4.09            894   $ 4.30
                                                  -----------            -----------            ------------
                                                  -----------            -----------            ------------
Shares under option exercisable at end of
year...........................................           70     $ 3.31          291   $ 3.31            366   $ 3.63
                                                  -----------            -----------            ------------
                                                  -----------            -----------            ------------

Shares available for future grant..............          465                      20                     440
                                                  -----------            -----------            ------------
                                                  -----------            -----------            ------------

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


14.  Employee Benefit Plans (Continued):

     The following table summarizes information about fixed options outstanding at February 28, 1998:



                                              Options Outstanding                         Options Exercisable
                                ------------------------------------------------      ---------------------------
                                               Weighted            Weighted                           Weighted
                                                Average             Average                           Average
  Range of Exercise Prices         Shares     Remaining Life    Exercise Price           Shares    Exercise Price
  ------------------------         ------    --------------     --------------           ------    --------------
    $3 to $5..................        610          1.7 years         $ 3.42                329        $ 3.35
    $5 to $7..................        284          2.3 years           6.19                 37          6.16
                                      ---                                                  ---
                                      894                                                  366

     All options granted have exercise prices of 100% of the market value at the date of grant and are generally exercisable at the rate of 25% per year beginning two years from date of grant. Options expire 10 years from the date of grant unless otherwise specified in the option agreement.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting of Stock Based Compensation" (FAS 123). FAS 123 requires companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to follow APB 25 in accounting for its employee stock options and has not recorded any expense related to the granting of options to employees.

     Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         Fiscal Year
                                                         ---------------------------------------
                                                                1997                 1998

        Risk free interest rate...................                5.9%                 6.0%
        Expected dividend yield...................                0.0%                 0.0%
        Expected lives (years)....................                 2.0                 2.25
        Expected volatility.......................               52.0%                65.0%
        Weighted average fair value of options
           granted during the year................              $ 1.80               $ 2.69


                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


14.  Employee Benefit Plans (Continued):

     The total value of the options granted, as calculated using the Black Sholes method, are amortized over the vesting periods of the options. The Company's pro forma information required under FAS 123 is as follows:

                                                                                 Fiscal Year
                                                              -----------------------------------------------
                                                                   1996              1997           1998
                                                                   ----              ----           ----
                                                                  (In Thousands, Except Per Share Data)
         Net income (loss) as reported.......................         $ 2,065        $ 1,511        $  (783)
         Pro forma net income (loss).........................         $ 2,054        $ 1,433        $  (981)

         Basic earnings per share as reported................        $   0.36       $   0.23        $ (0.10)
         Basic pro-forma earnings per share..................        $   0.36       $   0.22        $ (0.13)

         Diluted earnings per share as reported..............         $  0.34       $   0.22        $ (0.10)
         Diluted pro-forma earnings per share................         $  0.34       $   0.21        $ (0.13)


15.  Significant Risks and Uncertainties:

     The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to, any of the following which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

     As discussed in Note 1, the preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. In addition, these estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period as well. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying value of the Company's intangible assets and capitalized software development costs, accrued reserves for contingencies and estimates to complete fixed price contracts. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

     The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid change in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers demands. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. The development of such products involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks. The Company's success will depend on the level of market acceptance and enhancements to the

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


15.  Significant Risks and Uncertainties (Continued):

market on a timely and cost effective basis, and its ability to maintain a labor force sufficiently skilled to compete in the current environment. Additionally, there is increasing competition in the Company's products and services businesses, and there can be no assurance that the Company's current products or services will remain competitive or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive.

     The timing and amount of the Company's revenues are subject to a number of factors, including, but not limited to, the timing of customers' decisions to enter into license agreements with the Company, which makes estimation of operating results prior to the end of the quarter or year extremely uncertain. While management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations, the Company's existing credit facilities, and the ability to raise additional capital through the equity markets, unforeseen events and adverse economic or business trends may significantly increase cash demands beyond those currently anticipated that affect the Company's ability to generate or raise cash to satisfy financing needs.

     The Company derives its revenue primarily from operations in Northern Ireland. It is reasonably possible that this concentration of revenue makes the Company vulnerable to the risk of a near-term severe impact due to unforeseen political and economic forces, as well as exchange rate fluctuations. Additionally, concentrations of credit risks with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's worldwide customer base. The Company performs ongoing credit evaluations on certain of its customers' financial conditions, but generally does not require collateral to support customer receivables. The Company establishes an allowance for uncollectible accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. There can be no assurance, however, that the Company's procedures will identify all potential uncollectible accounts in a timely manner and significant adjustments to the Company's allowance for uncollectible accounts may be necessary from time to time.

     As a result of the above and other factors, the Company's operations and financial position can vary significantly from quarter-to-quarter and year-to-year. These variations may contribute to volatility in the market for the Company's common stock.

                         UniComp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


16.  Quarterly Consolidated Results of Operations (Unaudited):

                                                            Fiscal Year Ended February 28, 1997
                                       ------------------------------------------------------------------------------
                                           First Quarter      Second Quarter         Third Quarter       Fourth Quarter
                                       -------------------   ---------------        --------------       --------------
                                                              (In Thousands, Except Per Share Data)

       Revenue.......................           $  7,525            $  7,377            $  8,355             $ 8,452
       Gross profit..................              3,921               3,911               4,532               3,731
       Net income....................                460                 282                 573                 196
       Basic earnings per share......            $  0.08             $  0.05             $  0.09            $   0.03
       Diluted earnings per share....            $  0.07             $  0.04             $  0.09            $   0.03



                                                            Fiscal Year Ended February 28, 1998
                                       ------------------------------------------------------------------------------
                                           First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                       -------------------   ---------------        --------------       --------------
                                                           (In Thousands, Except Per Share Data)
       Revenue.......................           $ 12,656            $ 13,938            $ 13,543            $ 11,969
       Gross profit..................              5,585               6,891               6,865               5,257
       Net income (loss).............                522                 717                 330             (2,352)
       Basic earnings per share......         $     0.07          $     0.09          $     0.04           $  (0.30)
       Diluted earnings per share....         $     0.07          $     0.09          $     0.04           $  (0.30)


17.  Fourth Quarter Adjustments:

     During the fourth quarter of fiscal year 1998, the Company recorded a provision for doubtful accounts and returns of $1.3 million. The increase in the provision is due principally to increases in the Company's general and specific reserves. Also during the fourth quarter of fiscal year 1998, the Company recorded a deferred tax asset valuation allowance of $0.5 million.

     During the fourth quarter of fiscal year 1997, the Company recognized an income tax credit of $0.3 million related to a reduction of the cumulative deferred tax liability in the United Kingdom. Also during the fourth quarter of fiscal year 1997, the Company recorded an additional prepaid pension asset of $0.2 million related to the defined benefit pension plan in the United Kingdom based on the computation of its actuarial determination of net periodic pension cost. Additionally, during the fourth quarter of 1997, the Company recorded a provision for returns for a specific customer of $0.4 million.

     During the fourth quarter of fiscal year 1996, the Company recognized an income tax credit of $0.3 million to recognize the United States deferred tax asset related to net operating loss carryforwards. Also during the fourth quarter of fiscal year 1996, the Company recorded a prepaid pension asset of $0.2 million related to the defined benefit pension plan in the United Kingdom based on the computation of its actuarial determination of net periodic pension cost.

                         UniComp, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
      For the years ended February 29, 1996 and February 28, 1997 and 1998


                                          Balance at the       Charged to     Charged to
                                          Beginning of         Costs and      Other                                Balance at
                                          the Period           Expenses       Accounts         Deductions          End of Period
                                          ----------           --------       --------         ----------          -------------
Year ended February 29, 1996
   Accounts receivable allowance..........    $  127         $   110                          $    (99)           $    138
   Deferred tax asset valuation
     allowance............................    $  540                                          $  (540) (1)        $      0

Year ended February 28, 1997
   Accounts receivable allowance..........    $  138         $    92                                              $    230
   Deferred tax asset valuation
     allowance............................    $    0                                                              $      0

Year ended February 28, 1997
   Accounts receivable allowance..........    $  230         $ 1,433                          $     (8)           $  1,655
   Deferred tax asset valuation
     allowance............................    $    0         $   500                                              $    500


(1) To adjust the valuation allowance to reflect the utilization of net operating losses during the year and realization of remaining deferred tax asset.