Form 10-Q
period 1998-05-31
UNICOMP INC
filed 1998-07-15
CIK 792341

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

For the fiscal quarter ended May 31, 1998        Commission file number 0-15671



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

     7,929,086 Common shares, $0.01 par value, as of July 10, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UniComp, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                                         PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of February 28, 1998
                      and May 31, 1998                                                  3

                  Consolidated Statements of Operations for the
                      three months ended May 31, 1997 and 1998                          5

                  Consolidated Statements of Cash Flows for the
                      three months ended May 31, 1997 and 1998                          6

                  Notes to the Consolidated Financial Statements                        7

         Item 2.  Management's Discussion and Analysis of Results
                       of Operations, Financial Conditions, and
                       Liquidity and Capital Resources                                  8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      15

Signatures                                                                              16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------

                                          UniComp, Inc. and Subsidiaries
                                            Consolidated Balance Sheets

                                                      ASSETS
                                                                                            (audited)          (unaudited)
                                                                                           February 28,          May 31,
                                                                                               1998               1998
                                                                                           ---------------   ---------------
                                                                                                      (In Thousands)
Current assets:
   Cash and cash equivalents ($3 million restricted)...................................      $      3,904      $      3,332
   Accounts and other receivables:
      Trade, net of allowance of $1,655 and $1,665 at February 28, 1998 and May 31, 1998,
        respectively...................................................................            14,735            12,861
      Other receivables................................................................               448               571
   Inventory...........................................................................             4,556             4,607
   Prepaid expenses....................................................................               531               476
   Other...............................................................................               338               357
                                                                                           ---------------   ---------------

        Total current assets...........................................................            24,512            22,204
                                                                                           ---------------   ---------------

Property and equipment, net............................................................             4,746             4,968
                                                                                           ---------------   ---------------

Other assets:
   Acquired and developed software, net of accumulated amortization of $4,945 and $5,561
      at February 28, 1998 and May 31, 1998, respectively..............................             6,403             6,338
   Goodwill, net of accumulated amortization of $542 and $690 at February 28, 1998 and
      May 31, 1998, respectively.......................................................             4,510             4,330
   Deferred income taxes...............................................................               446               495
   Prepaid pension.....................................................................               754               754
   Investments in joint ventures.......................................................               673               623
    Receivables from related parties...................................................               422               429
   Other...............................................................................                39                68
                                                                                           ---------------   ---------------

        Total other assets.............................................................            13,247            13,037
                                                                                           ---------------   ---------------

        Total assets...................................................................     $      42,505     $      40,209
                                                                                           ---------------   ---------------
                                                                                           ---------------   ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                                          UniComp, Inc. and Subsidiaries
                                      Consolidated Balance Sheets (Continued)


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              (audited)         (unaudited)
                                                                                             February 28,         May 31,
                                                                                                1998               1998
                                                                                           -----------------   --------------
                                                                                         (In Thousands, Except Per Share Data)
Current liabilities:
   Accounts payable....................................................................        $      4,955      $     3,438
   Accrued expenses....................................................................               2,080            2,037
   Deferred revenue....................................................................               3,634            3,188
   Taxes payable.......................................................................               1,064              994
   Other...............................................................................                 200              131
   Lines of credit.....................................................................              10,590           11,059
   Current portion of notes payable....................................................               1,358            1,390
                                                                                           -----------------   --------------

        Total current liabilities......................................................              23,881           22,237
                                                                                           -----------------   --------------

Long-term liabilities:
   Notes payable.......................................................................               1,480            1,466
   Deferred income taxes...............................................................                 741              827
   Other long-term liabilities.........................................................                 110               74
                                                                                           -----------------   --------------

        Total long-term liabilities....................................................               2,331            2,367
                                                                                           -----------------   --------------

        Total liabilities..............................................................              26,212           24,604
                                                                                           -----------------   --------------

Stockholders' equity:
   Preferred stock: $1 par value, authorized 5,000, none issued and outstanding at
      February 28, 1998 and May 31, 1998, respectively ................................                   -                -
   Common stock: $.01 par value, authorized 25,000, issued and outstanding  7,965 at
      February 28, 1998 and May 31, 1998...............................................                  80               80
   Additional contributed capital......................................................              15,331           15,313
   Retained earnings...................................................................               1,192              472
                                                                                           -----------------   --------------
                                                                                                     16,603           15,865
   Less treasury stock.................................................................               (206)            (147)
   Cumulative translation adjustment...................................................               (104)            (113)
                                                                                           -----------------   --------------

        Total stockholders' equity.....................................................              16,293           15,605
                                                                                           -----------------   --------------

        Total liabilities and stockholders' equity.....................................      $       42,505      $    40,209
                                                                                           -----------------   --------------
                                                                                           -----------------   --------------


The accompanying notes are an integral part of these consolidated financial statements.

                         UniComp, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                                     (unaudited)
                                                                                  Three Months Ended
                                                                         -------------------------------------
                                                                             May 31,             May 31,
                                                                               1997                1998
                                                                         -----------------   -----------------
                                                                           (In Thousands, Except Per Share Data)
Revenue:
   Equipment......................................................            $     6,428          $    6,325
   Services.......................................................                  3,812               4,837
   Software.......................................................                  2,416               1,850
                                                                         -----------------   -----------------
      Total revenue...............................................                 12,656              13,012
                                                                         -----------------   -----------------

Cost of sales:
   Equipment......................................................                  5,429               5,435
   Services.......................................................                    679                 536
   Software.......................................................                    963                 901
                                                                         -----------------   -----------------
      Total cost of sales.........................................                  7,071               6,872
                                                                         -----------------   -----------------

Gross profit......................................................                  5,585               6,140
                                                                         -----------------   -----------------

Selling, general and administrative expenses......................                  4,811               6,620
                                                                         -----------------   -----------------

Operating income (loss)...........................................                    774               (480)
                                                                         -----------------   -----------------

Other income (expense):
   Other, net.....................................................                    (1)                   9
   Interest, net..................................................                   (35)               (213)
                                                                         -----------------   -----------------
      Total other income (expense)................................                   (36)               (204)
                                                                         -----------------   -----------------

Income (loss) before provision for income taxes...................                    738               (684)
                                                                         -----------------   -----------------

Provision for income taxes........................................                    216                  36
                                                                         -----------------   -----------------

Net income (loss).................................................                    522 $             (720)
                                                                         -----------------   -----------------
                                                                         -----------------   -----------------

Basic earnings (loss) per share...................................            $      0.07          $   (0.09)
                                                                         -----------------   -----------------
                                                                         -----------------   -----------------
Diluted earnings (loss) per share.................................            $      0.07          $   (0.09)
                                                                         -----------------   -----------------
                                                                         -----------------   -----------------

Weighted average number of shares.................................                  7,551               7,929
Weighted average number of shares assuming dilution...............                  7,994               7,929


The accompanying notes are an integral part of these consolidated financial statements.

                         UniComp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                        (unaudited)
                                                                                    Three Months Ended
                                                                          ----------------------------------------
                                                                               May 31,               May 31,
                                                                                1997                  1998
                                                                          ------------------    ------------------
                                                                                      (In Thousands)
     Net cash provided (used) by operating activities:
        Net income (loss)...........................................          $         522         $       (720)
        Adjustments to reconcile net income to net cash provided
           (used) by operations:
           Depreciation and amortization............................                    802                 1,112
           Allowance for doubtful accounts..........................                     25                    10
           Deferred income taxes....................................                     31                    38
           Changes in assets and liabilities:
             Accounts and other receivables.........................                     24                 1,741
             Inventory..............................................                  (822)                  (50)
             Prepaid expenses.......................................                  (140)                    55
             Accounts payable.......................................                    766               (1,562)
             Accrued expenses.......................................                    251                 (112)
             Deferred revenue.......................................                    614                 (446)
             Income taxes payable...................................                    186                  (70)
             Other..................................................                  (516)                   (2)
                                                                          ------------------    ------------------

                Net cash provided (used) by operating activities....                  1,743                   (6)
                                                                          ------------------    ------------------

     Cash flow from investing activities:
        Capital expenditures........................................                  (861)                 (472)
        Acquired and developed software.............................                  (512)                 (605)
                                                                          ------------------    ------------------

                Net cash used by investing activities...............                (1,373)               (1,077)
                                                                          ------------------    ------------------

     Cash flow from financing activities:
        Payments on borrowings......................................                (1,457)               (1,783)
        Proceeds from borrowing.....................................                    843                 2,269
        Issuance of common stock, net...............................                    171                    41
        Receivables from related parties............................                  (100)                   (7)
                                                                          ------------------    ------------------

                Net cash provided (used) by financing activities....                  (543)                   520
                                                                          ------------------    ------------------

     Net increase (decrease) in cash................................                  (173)                 (563)
     Effect of exchange rate changes on cash........................                     30                   (9)
     Cash and cash equivalents at beginning of period...............                  3,810                 3,904
                                                                          ------------------    ------------------

     Cash and cash equivalents at end of period.....................          $       3,667        $        3,332
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------

     Cash paid for interest.........................................          $         114                   198
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------
     Cash paid for taxes............................................          $          86                    32
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The consolidated financial statements include the accounts of UniComp, Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions underlying the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the status of certain matters, facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. It is suggested that these quarterly consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

         The consolidated financial statements have been prepared to give retroactive effect of the acquisition Novatek Corporation and Sun and Sky Development Corporation (together "Novatek"). This acquisition has been accounted for as pooling-of-interests. Generally accepted accounting principles require giving retroactive effect to business combinations accounted for as pooling-of-interests. As such, the historical consolidated financial statements have been restated to reflect the resulting combined entities.

         Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to current presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and with the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998. Except for the historical information contained herein, this discussion contains forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices as well as other factors discussed in the Notes to the Consolidated Financial Statements and the Company's annual report on Form 10-K. These and other factors may cause actual results to differ materially from those anticipated.

Overview

         UniComp provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform migration software and transaction-processing systems to users worldwide. In the first quarter of fiscal year ending February 28, 1999, the Company generated $13.0 million in total revenue, of which $6.3 million was derived from sales of computer equipment and $4.8 million was derived from information technology services. The remaining $1.9 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

         Selling, general and administrative expenses include salaries and related costs for all employees, travel, costs associated with internal equipment, sales commissions, premises and marketing costs, as well as general office and administrative costs, and the amortization of goodwill. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction in capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future.

         On November 30, 1997, the Company completed the acquisition of Novatek. Novatek maintains, repairs, remanufactures and distributes a wide variety of point-of-sale and transaction-processing equipment and supplies. The Company issued 788,708 shares of its common stock for all outstanding common stock of Novatek. This transaction has been accounted for as a pooling-of-interest; therefore, the Company's historical financial statements have been restated to reflect this merger.

         In January 1998, the Company acquired for 107,453 shares of the Company's Common Stock, Industrial Computing Machines Limited ("ICM"), an Irish company that provides software products and services for the manufacturing industry primarily in Ireland and the United Kingdom. The acquisition has been accounted for by the purchase method. As such, ICM's results of operations have been included since the date of acquisition.

Results of Operations

         The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three months ended May 31, 1997 and 1998.

                                       Three Months Ended
                           -------------------------------------------
                                  5/31/97               5/31/98
                                (in thousands, except percentage data)
Total Revenue ..........   $ 12,656     100.0%    $ 13,012      100.0%
Cost of sales ..........      7,071      55.9        6,872       52.8
                           --------     ------    --------      ------
Gross profit ...........      5,585      44.1        6,140       47.2
Selling, general, &
administrative  expenses      4,811      38.0        6,620       50.9
                           --------     ------    --------      ------
Operating income .......        774       6.1        (480)        (3.7)
Other expense ..........         36       0.3         204         1.6
                           --------     ------    --------      ------
Income before taxes ....        738       5.8        (684)      (5.3)
Provision for taxes ....        216       1.7           36        0.2
                           --------     ------    --------      ------
Net income .............   $    522       4.1%    $   (720)      (5.5)%
                           --------     ------    --------      ------
                           --------     ------    --------      ------


         Three Months Ended May 31, 1998 Compared to Three Months Ended May 31, 1997

         Revenue
         -------

         Revenue for the three months ended May 31, 1998 increased slightly to $13.0 compared to $12.7 million for the three months ended May 31, 1997, an increase of $0.3 million, or 2.4%.

         Equipment Revenue
         -----------------

         The following table summarizes the revenue generated from sales of computer equipment for the three months ended May 31, 1998 and the comparable period from the prior fiscal year.

                                              Three Months Ended         Increase/(Decrease)
                                              ------------------         -------------------
                                                 (in thousands, except percentage data)
                                             5/31/97      5/31/98         $            %
                                             -------      -------         -            -
       Transaction-processing Equipment..      $ 2,167      $ 2,093          (74)     (3.4)
       Educational Equipment.............        1,765        1,751          (14)     (0.8)
       Other Equipment...................        2,496        2,481          (15)     (0.6)
                                               -------      -------         -----     -----

       Total Equipment Revenue...........      $ 6,428      $ 6,325         (103)     (1.6)
                                               -------      -------         -----     -----


         Equipment revenues in all three divisions remained relatively consistent for the three months ended May 31, 1998 as compared to the same period in the prior fiscal year. Sales of computer equipment can vary from quarter to quarter based on customer needs.

         Services Revenue
         ----------------

         Revenue from information technology services increased to $4.8 million for the three months ended May 31, 1998 from $3.8 million for the comparable period in the prior fiscal year, an increase of $1.0 million or 26.3%. This increase was primarily attributable to revenues related to the acquisition of ICM which accounted for $0.6 million of revenue for the three months ended May 31, 1998. In addition, revenues for software services, primarily relating to customized software and software implementation services, increased to $1.2 million for the three months ended May 31, 1998 compared to $0.9 million for the comparable period in the prior fiscal year an increase of $0.3 million or 33.3%. The remainder of the increase related to year 2000 services of $0.3 million for the three months ended May 31, 1998 as compared to $0.2 million for the same period in the prior fiscal year, an increase of $0.1 million or 50%.

         Software Revenue

         The following table summarizes the revenue from software licensing and support.

                            Three months ended   Increase/(Decrease)
                            ------------------   -------------------
                              (in thousands, except percentage data)
                               5/31/97  5/31/98    $       %
                               -------  -------    -       -

Initial License Fees:
      Platform Migration ...   $  767   $  368     (399)    (52.0)
      Transaction-processing      424       43     (381)    (89.9)
      Other ................      148      144       (4)     (2.7)
                               ------   ------     -----    ------
Total Initial License Fees .    1,339      555     (784)    (58.6)
                               ------   ------     -----    ------

Software Support Fees:
      Platform Migration ...      329      252      (77)    (23.4)
      Transaction-processing       42       15      (27)    (64.3)
      Other ................      706    1,028      322      45.6
                               ------   ------     -----    ------
Total Software Support Fees     1,077    1,295      218      20.2
                               ------   ------     -----    ------

Total Software Revenue .....   $2,416   $1,850     (566)    (23.4)
                               ------   ------     -----    ------
                               ------   ------     -----    ------


         Revenue generated from initial license fees for platform migration software decreased to $0.4 million for the three months ended May 31, 1998 compared to $0.8 million for the comparable period in the prior fiscal year, a decrease of $0.4 million or 50%. Platform migration revenue by major product class is as follows.

                                 Twelve months ended  Increase/(Decrease)
                                 -------------------  -------------------
                                   5/31/97   5/31/98   $       %
                                 (in thousands, except percentage data)

UNIBOL36 ........................      659      517     (142)    (21.5)
UNIBOL400 .......................      437      103     (334)    (76.4)
                                    ------   ------     -----

Total Platform Migration Revenue    $1,096   $  620     (476)    (43.4)
                                    ------   ------     -----
                                    ------   ------     -----

         The UNIBOL36 product is in a declining market as users of the IBM System 36 update their computer systems to more modern technology. The Company has been able to slow the decline in UNIBOL36 product sales through marketing the product along with its year 2000 conversion tools and services and with the release of a version of UNIBOL36 which supports Microsoft NT. Although there is a decline in the market, revenue from this product is expected to continue for the next few years, however, there may be fairly volatile revenue fluctuations from quarter to quarter during this period.

         Revenue generated by the UNIBOL400 product decreased to $0.1 million for the three months ended May 31, 1998 from $0.4 million for the comparable period in the prior fiscal year. Sales of the UNIBOL400 product began to slow in the second half of fiscal year 1998 as end-users were waiting for additional functionality and enhancements to the product. These enhancements have been released during fiscal year 1999. The revenues related to the UNIBOL400 product are expected to improve in future periods as the enhanced versions of the product begin to gain market acceptance.

         Revenue generated from initial license fees of transaction-processing systems decreased to $40,000 for the three months ended May 31, 1998 compared to $400,000 for the comparable period in the prior fiscal year, a decrease of $360,000, or 90%. Transaction-processing support fees decreased to $15,000 for the three months ended May 31, 1998 as compared to $42,000 for the three months ended May 31, 1997 a decrease of $27,000 or 64% in correlation to the decrease in initial license fees. The Company has begun restructuring the transaction-processing business unit during the second quarter of fiscal year 1999, which has included the termination of the President of that subsidiary and the evaluation of the strategic direction of that business unit, including product offerings, organizational structure, and integration with the transaction-processing equipment business acquired during the prior fiscal year. The Company anticipates finalizing a formal restructuring plan by the completion of the quarter ending August 31, 1998, and anticipates substantially reduced revenues from transaction-processing software initial license and support fees for the next several quarters until the impact of the restructuring is realized.

         Revenue generated from other software sales consist primarily of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix. Revenue from initial license fees of other software products remained relatively consistent for the three months ended May 31, 1998 compared to the same period in the prior fiscal year, while revenue generated from software support fees for other software products increased to $1.0 million from $0.7 million for the same periods. The decrease in initial license fees and the increase in software support fees is principally a result of the Company's pricing structure for many of the vertical market applications having a lower initial license fee replaced with longer-term annual support fees, coupled with the number of new customers using these systems.

         International Revenue. Revenue from international operations, principally in Northern Ireland, increased to $10.4 million for the three months ended May 31, 1998 from $9.3 million for the comparable period in the prior fiscal year, an increase of $1.1 million or 11.8%. This revenue increase is primarily due to $0.6 million of revenue related to the ICM acquisition along with internal growth related to information technology services. Revenue from domestic operations decreased to $2.6 million for the three months ended May 31, 1998 from $3.3 million for the comparable period in the prior fiscal year, a decrease of $0.7 million, or 21.2%. This decrease is primarily due to transaction-processing and platform migration software revenue decreasing by $0.4 million and $0.5 million, respectively as described above under "Revenue".

         Gross Profit. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three months ended May 31, 1998 and the comparable period for the prior fiscal year.

                                                 Three Months Ended
                                   ------------------------------------------------
                                       (in thousands, except percentage data)
                                           5/31/97               5/31/98
                                           -------               -------
                                           Gross Profit        Gross Profit
                                           ------------        ------------
                                          $         %        $             %
                                          -         -        -             -
Information Technology Services .......    3,133   82.2 %    4,301       88.9 %
                                          ------   ------   ------       -----
Equipment:
     Transaction-processing Equipment .      476     21.9      470       22.5
     Educational Equipment ............      140      7.9      146        8.3
     Other Equipment ..................      383     15.4      274       11.0
                                          ------   ------   ------       -----
Total Equipment .......................      999     15.5      890       14.1
                                          ------   ------   ------       -----

Software:
     Platform Migration ...............      646     59.8      195       31.4
     Transaction-processing ...........      358     77.1      (80)    (139.4)
     Other ............................      449     52.6      834       71.2
                                          ------   ------   ------       -----
Total Software ........................    1,453     60.1      949       51.3
                                          ------   ------   ------       -----

Total Gross Profit ....................    5,585   44.1 %    6,140       47.2 %
                                          ------   ------   ------       -----
                                          ------   ------   ------       -----

         Gross profit margins for equipment and services vary depending on customer demands and product mix. The types of equipment the Company sells are generally commodity products. As a result, overall profit margins for equipment are declining. Information technology services gross profit margin, which does not include salary costs, increased to 88.9% of services revenue for the three months ended May 31, 1998 from 84.1% for the comparable period in the prior fiscal year. This increase in gross profit is attributable to increases in software related services revenue for the three months ended May 31, 1998 compared to the same period in the prior fiscal year, which have a higher gross profit margin than hardware related services, which remained fairly constant for that same period.

         Platform migration profit margins decreased to 31.4% for the three months ended May 31, 1998 from 59.8% for the comparable period in the prior fiscal year. These declines are due principally to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL400 product, for which revenues have declined since the prior year, as described earlier. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

         Transaction-processing software gross profit margins declined to (139.4)% for the three months ended May 31, 1998 from 77.1% for the comparable period in the prior fiscal year. This decline is due principally to declines in revenue for transaction-processing software, as described earlier, and an increase in amortization expense for the current fiscal year related to capitalized software development costs for newly released transaction-processing software.

         Gross profit margins for other software products increased to 71.2% for the three months ended May 31, 1998 from 52.6% for the comparable period in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Gross margins for these products have increased due to the increase in related annual support fees and as more customers are added, as discussed earlier in "Revenue".

         Selling, General, & Administrative Expenses. Selling, general, and administrative expenses increased to $6.6 million for the three months ended May 31, 1998 compared to $4.9 million for the comparable period in the prior fiscal year, an increase of $1.7 million or 34.7%. $0.5 million of this increase is attributable to the acquisition of ICM in January 1998. The remaining increase is related to increases in salary and related expenses. These increases are attributable new employees hired since May 31, 1997 as well as in part to increased competition for qualified skilled workers in the Northern Ireland market. This competition from new businesses in Northern Ireland has caused increases in salary costs in order to retain key employees as well as recruit new workers. Operating expenses as a percentage of total revenue increased to 50.9% for the three months ended May 31, 1998 as compared to 38.3% for the comparable period in the prior fiscal year.

         Other Expenses. Interest, the primary component of other expenses, increased to $213,000 for the three months ended May 31, 1998 from $35,000 for the comparable period in the prior fiscal year, an increase of $178,000 or 509%. The increase in interest expense is related to additional borrowings on the Company's lines of credit and other short-term borrowings to fund operations.

Liquidity and Capital Resources

         At May 31, 1998, the Company had approximately $3.3 million in cash and equivalents as compared to $3.7 million at May 31, 1997, $3.0 million of which was restricted at May 31, 1997 and 1998.

         The Company had neutral operating cash flows of $13,000 for the three months ended May 31, 1998. The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company has minimum covenant requirements that must be met by February 28, 1999. While there can be no assurance, the Company expects to be able to meet these covenants as well as be able to renew or replace these facilities in the ordinary course of business.

         During the three months ended May 31, 1998, the Company expended $0.5 million for capital improvements. Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of May 31, 1998.

         The Company received grants to fund research and development from the government of Northern Ireland of approximately $189,000 for the three months ended May 31, 1998. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

Factors That May Affect Future Results

         The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to, any of the following which could cause actual results to vary materially from the current and historical results or the Company's anticipated future results.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. In addition, these estimates and assumptions affect the reported amounts of revenue and expenses during the reporting period as well. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying value of the Company's intangible assets and capitalized software development costs, accrued reserves for contingencies and estimates to complete fixed price contracts. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

         The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid change in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers demands. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. The development of such products involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks. The Company's success will depend on the level of market acceptance and enhancements to the market on a timely basis, and its ability to maintain a labor force sufficiently skilled to compete in the current environment. Additionally, there is increasing competition in the Company's current products or services businesses, and there can be no assurance that the Company's current products and services will remain competitive or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive.

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

Forward Looking Statements

         This report contains both historical facts and forward-looking statements which represent the Company's expectations or beliefs concerning future events, including sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs, among others. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continued success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the forgoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 and 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed.

Exhibits:

   Exhibits                                           Description
--------------------------------------------------------------------------------
      27.1        Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.

/s/ L. Allen Plunk                                  July 15, 1998
-----------------------------------                 ---------------------------
L. Allen Plunk                                      Date
Chief Financial Officer