Form 10-Q
period 1998-08-31
UNICOMP INC
filed 1998-10-19
CIK 792341

================================================================================


                            SECURITIES AND EXCHANGE
                                  COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998
                               ---------------

                                      OR

_______ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                              Yes   X      No ____
                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     7,861,786 Common shares, $0.01 par value, as of October 14, 1998.

================================================================================

                                 UNICOMP, INC.

                                     Index

PART I.       FINANCIAL INFORMATION                                    PAGE

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of February 28, 1998
                and August 31, 1998                                    3, 4

              Consolidated Statements of Operations for the
                three months ended August 31, 1997 and 1998            5

              Consolidated Statements of Operations for the
                six months ended August 31, 1997 and 1998              6

              Consolidated Statements of Cash Flows for the
                six months ended August 31, 1997 and 1998              7

              Notes to the Consolidated Financial Statements           8

     Item 2.  Management's Discussion and Analysis of Results
                of Operations, Financial Conditions, and
                Liquidity and Capital Resources                        9 - 17

PART II.      OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                18
     Item 4.  Submission of Matters to a Vote of Security Holders      20
     Item 6.  Exhibits and Reports on Form 8-K                         20

Signatures                                                             20

Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
______________________________

                        UNICOMP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATE)


                                    ASSETS

                                                                                          (AUDITED)             (UNAUDITED)
                                                                                         FEBRUARY 28,            AUGUST 31,
                                                                                             1998                   1998
                                                                                      ----------------       ----------------
Current assets:
  Cash and cash equivalents ($3 million restricted at February 28, 1998)........      $          3,904       $            618
  Accounts and other receivables:
    Trade, net of allowance of $1,655 and $386 at February 28, 1998 and August
       31, 1998 respectively....................................................                14,735                 16,331
    Other receivables...........................................................                   480                    693
  Inventory.....................................................................                 4,556                  4,739
  Prepaid expenses..............................................................                   531                    772
  Deferred income taxes.........................................................                     -                      -
  Other.........................................................................                   338                    595
                                                                                     -----------------      -----------------

       Total current assets.....................................................                24,544                 23,748
                                                                                     -----------------      -----------------

Property and equipment, net.....................................................                 4,746                  4,765
                                                                                     -----------------      -----------------

Other assets:
  Acquired and developed software, net of accumulated amortization of $4,945 and
    $6,118 at February 28, 1998 and August 31, 1998, respectively...............                 6,403                  6,525
  Goodwill, net of accumulated amortization of $542 and $883 at February 28,
    1998 and August 31, 1998, respectively......................................                 4,510                  4,591
  Deferred income taxes.........................................................                   446                  1,193
  Prepaid pension...............................................................                   754                    754
  Investment in joint ventures..................................................                   673                    449
  Receivables from related parties..............................................                   390                    534
  Other.........................................................................                    39                      -
                                                                                     -----------------      -----------------

       Total other assets.......................................................                13,215                 14,046
                                                                                     -----------------      -----------------

       Total assets.............................................................     $          42,505      $          42,559
                                                                                     =================      =================

  The accompanying notes are an integral part of these consolidated financial statements.

                        UNICOMP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATE)



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          (AUDITED)             (UNAUDITED)
                                                                                         FEBRUARY 28,            AUGUST 31,
                                                                                             1998                   1998
                                                                                     -----------------      -----------------
Current liabilities:
  Accounts payable..............................................................     $           4,955      $           5,732
  Accrued expenses..............................................................                 2,080                  1,978
  Deferred revenue..............................................................                 3,634                  3,653
  Taxes payable.................................................................                 1,064                  1,262
  Other.........................................................................                   200                    121
  Lines of credit...............................................................                10,590                  9,719
  Current portion of notes payable..............................................                 1,358                  1,306
                                                                                     -----------------      -----------------

       Total current liabilities................................................                23,881                 23,771
                                                                                     -----------------      -----------------

Long-term liabilities:
  Notes payable.................................................................                 1,480                  1,399
  Deferred income taxes.........................................................                   741                  1,278
  Other long-term liabilities...................................................                   110                     53
                                                                                     -----------------      -----------------

       Total long-term liabilities..............................................                 2,331                  2,730
                                                                                     -----------------      -----------------

       Total liabilities........................................................                26,212                 26,501
                                                                                     -----------------      -----------------

Stockholders' equity:
  Preferred stock: $1 par value, authorized 5,000,000, none issued and
    outstanding at February 28, 1998 and August 31, 1998, respectively..........                      -                      -

  Common stock: $.01 par value, authorized 25,000,000 issued and outstanding
    7,965,423 and 7,902,786 at February 28, 1998 and August 31, 1998,
    respectively................................................................                    80                     80
  Additional contributed capital................................................                15,331                 15,313
  Retained earnings.............................................................                 1,192                    932
                                                                                     -----------------      -----------------
                                                                                                16,603                 16,325
  Less treasury stock...........................................................                  (206)                  (264)
  Cumulative translation adjustment.............................................                  (104)                    (3)
                                                                                     -----------------      -----------------

       Total stockholders' equity...............................................                16,293                 16,058
                                                                                     -----------------      -----------------

       Total liabilities and stockholders' equity...............................     $          42,505      $          42,559
                                                                                     =================      =================

  The accompanying notes are an integral part of these consolidated financial statements.

                        UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATE)



                                                                               (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                 -------------------------------------
                                                                     AUGUST 31,           AUGUST 31,
                                                                        1997                 1998
                                                                 ----------------     ----------------
Revenue:
  Equipment                                                      $          6,757     $          7,159
  Services..................................................                4,964                5,444
  Software..................................................                2,217                2,013
                                                                 ----------------     ----------------
       Total revenue........................................               13,938               14,616
                                                                 ----------------     ----------------
Cost of sales:
  Equipment.................................................                5,624                5,631
  Services..................................................                  644                1,047
  Software..................................................                  778                  805
                                                                 ----------------     ----------------
       Total cost of sales..................................                7,046                7,483
                                                                 ----------------     ----------------

Gross profit................................................                6,892                7,133
                                                                 ----------------     ----------------

Selling, general and administrative expenses................                5,629                6,463
                                                                 ----------------     ----------------

Operating income............................................                1,263                  670
                                                                 ----------------     ----------------

Other (expense):
  Other, net................................................                   (4)                 (13)
  Interest, net.............................................                 (138)                (233)
                                                                 ----------------     ----------------
       Total other (expense)................................                 (142)                (246)
                                                                 ----------------     ----------------

Income before provision for income taxes....................                1,121                  424
                                                                 ----------------     ----------------

Provision (Benefit) for income taxes........................                  404                  (36)
                                                                 ----------------     ----------------

Net income..................................................     $            717     $            460
                                                                 ================     ================

Basic earnings per share....................................     $           0.09     $           0.06
                                                                 ================     ================
Diluted earnings per share..................................     $           0.09     $           0.06
                                                                 ================     ================

Weighted average number of shares...........................                7,691                7,908
Weighted average number of shares assuming dilution.........                8,155                7,908


  The accompanying notes are an integral part of these consolidated financial statements.

                         UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATE)


                                                                                 (UNAUDITED)
                                                                               SIX MONTHS ENDED
                                                                   -------------------------------------
                                                                       AUGUST 31,           AUGUST 31,
                                                                          1997                 1998
                                                                   ----------------     ----------------
Revenue:
  Equipment..................................................      $        13,366      $        13,484
  Services...................................................                8,594               10,281
  Software...................................................                4,634                3,863
                                                                   ----------------     ----------------
   Total revenue.............................................               26,594               27,628
                                                                   ----------------     ----------------

Cost of sales:
  Equipment..................................................               11,153               11,066
  Services...................................................                1,224                1,583
  Software...................................................                1,741                1,706
                                                                   ----------------     ----------------
   Total cost of sales.......................................               14,118               14,355
                                                                   ----------------     ----------------

Gross profit.................................................               12,476               13,273
                                                                   ----------------     ----------------

Selling, general and administrative expenses.................               10,443               13,083
                                                                   ----------------     ----------------
Operating income.............................................                2,033                  190

Other (expense):
                                                                   ----------------     ----------------
  Other, net.................................................                   (4)                  (4)
  Interest, net..............................................                 (174)                (446)
                                                                   ----------------     ----------------
   Total other (expense).....................................                 (178)                (450)
                                                                   ----------------     ----------------
Income (loss) before provision for income taxes..............                1,855                 (260)
                                                                   ----------------     ----------------

Provision for income taxes...................................                  616                    0
                                                                   ----------------     ----------------

Net income (loss)............................................      $         1,239      $          (260)
                                                                   ----------------     ----------------

Basic earnings per share.....................................      $          0.16      $         (0.03)
                                                                   ================     ================
Diluted earnings per share...................................      $          0.15      $         (0.03)
                                                                   ================     ================

Weighted average number of shares............................                7,621                7,920
Weighted average number of shares assuming dilution..........                8,074                7,920

The accompanying notes are an integral part of these consolidated financial statements

                        UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                          (UNAUDITED)
                                                                                        SIX MONTHS ENDED
                                                                        ---------------------------------------------
                                                                              AUGUST 31,               AUGUST 31,
                                                                                 1997                     1998
                                                                        -------------------      --------------------
Net cash (used) by operating activities:
  Net income (loss)...................................................  $               717      $              (260)
  Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization......................................                1,984                    2,192
   Allowance for doubtful accounts....................................                  106                       20
   Deferred income taxes..............................................                  132                        0
   Changes in assets and liabilities:
    Accounts and other receivables....................................               (2,941)                  (1,616)
    Inventory.........................................................                 (732)                    (183)
    Prepaid expenses..................................................                  (17)                    (241)
    Accounts payable..................................................                 (251)                     777
    Accrued expenses..................................................                   58                     (102)
    Deferred revenue..................................................                  321                       19
    Income taxes payable..............................................                  329                      (12)
    Other.............................................................                 (280)                    (713)
                                                                        -------------------      --------------------
      Net cash provided (used) by operating activities................                 (574)                    (119)
                                                                        -------------------      --------------------
Cash flow from investing activities:
  Capital expenditures................................................                 (743)                    (682)
  Acquired and developed software.....................................               (1,090)                  (1,362)
                                                                        -------------------      --------------------

      Net cash (used) by investing activities.........................               (1,833)                  (2,044)
                                                                        -------------------      --------------------
Cash flow from financing activities:
  Borrowings, (payments) net..........................................                  923                   (1,004)
  Issuance of common stock, net.......................................                  933                     ( 76)
  Receivables from related parties....................................                 (155)                    (144)
                                                                        -------------------      --------------------
     Net cash provided (used) by financing activities.................                1,701                   (1,224)
                                                                        -------------------      --------------------
Net (decrease) in cash................................................                 (706)                  (3,387)
Effect of exchange rate changes on cash...............................                  (85)                     101
Cash and cash equivalents at beginning of period......................                3,810                    3,904
                                                                        -------------------      --------------------
Cash and cash equivalents at end of period............................  $             3,019      $               618
                                                                        ===================      ====================
Cash paid for interest, net...........................................  $               174      $               446
                                                                        ===================      ====================
Cash paid for taxes...................................................  $                86      $                12
                                                                        ===================      ====================



     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The consolidated financial statements included the accounts of UniComp, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements requires management to make estimates and assumptions underlying the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Changes in the status of certain matters, facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. It is suggested that these quarterly consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

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

OVERVIEW

     UniComp provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform migration software and transaction-processing systems to users worldwide. For the six months ended August 31, 1998, the Company generated $27.6 million in total revenue, of which $13.4 million was derived from sales of computer equipment and $10.3 million was derived from information technology services. The remaining $3.9 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

     On November 30, 1997, the Company completed the acquisition of Novatek. Novatek maintains, repairs, remanufactures and distributes a wide variety of point-of-sale and transaction-processing equipment and supplies. The Company issued 788,708 shares of its common stock for all the outstanding common stock of Novatek. This transaction has been accounted for as a pooling-of-interest; therefore, the Company's historical statements have been restated to reflect this merger.

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

SUBSEQUENT EVENTS

     On October 7, 1998, the Company issued 3,000 shares of Series A Convertible Preferred Stock, par value $1.00 per share, and warrants for 102,127 shares of the Company's Common Stock for an aggregate consideration of $3 million. Each share of Series A Convertible Preferred Stock may be converted into a number of shares of the Company's Common Stock pursuant to the terms of the Series A Convertible Preferred Stock Purchase Agreement; provided that, absent shareholder approval, the maximum number of shares of Common Stock that may be issued upon conversion of the Series A Convertible Preferred Stock is 1,576,000. The warrants entitle the holders thereof to purchase an aggregate of 102,127 shares of the Company's Common Stock at an exercise price of $4.4063 per share. See "Liquidity and Capital Resources." The holders of the Series A Convertible Preferred Stock have certain registration rights.

     In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A Convertible Preferred Stock if the shares of Common Stock of the Company to be issue would exceed 1,576,000 shares of Common Stock. The Company also has certain optional redemption rights, including, but not limited to, the right to redeem the outstanding shares of Series A Convertible Preferred Stock at a premium of 116% of the issue price (the "Premium Percentage"); provided, however, that with respect to any redemption date which is on or before November 6, 1998, the Premium Percentage shall be 8%, and with respect to any redemption date which is after November 6, 1998 and on or before January 4, 1999, the Premium Percentage shall be 112%.

     Holders of the Series A Convertible Preferred Stock are not entitled to vote on any matter.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 31, 1997

     The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three and six month periods ended August 31, 1998 and 1997.

                                   THREE MONTHS ENDED                            SIX MONTHS ENDED
                      ---------------------------------------------------------------------------------------
                             8/31/97               8/31/98                8/31/97               8/31/98
                             -------               -------                -------               -------
                         (in thousands, except percentage data)       (in thousands, except percentage data)
Total revenue             $13,938    100.0%    $14,616     100.0%      $26,594    100.0%    $27,628     100.0%
Cost of sales               7,046     50.6       7,483      51.2        14,118     53.1      14,355      52.0
                          -------    -----     -------     -----       -------    -----     -------     -----
Gross profit                6,892     49.4       7,133      48.8        12,476     46.9      13,273      48.0
Selling, general and        5,629     40.4       6,463      44.2        10,443     39.3      13,083      47.4
 administrative           -------    -----     -------     -----       -------    -----     -------     -----
 expenses
Operating income            1,263      9.0         670       4.6         2,033      7.6         190        .6
Other expense                 142      1.0         246       1.7           178       .7         450       1.6
                          -------    -----     -------     -----       -------    -----     -------     -----
Income before taxes         1,121      8.0         424       2.9         1,855      6.9        (260)     (1.0)
Provision for taxes           404      2.9         (36)      (.2)          616      2.3     $     0         0
                          -------    -----     -------     -----       -------    -----     -------     -----
Net income                $   717      5.1     $   460       3.1       $ 1,239      4.6     $  (260)     (1.0)
                          =======    =====     =======     =====       =======    =====     =======     =====

     Revenue. Revenue for the three months ended August 31, 1998 increased to $14.6 million compared to $13.9 million for the three months ended August 31, 1997, an increase of $0.7 million, or 4.9%. Revenue for the six months ended August 31, 1998 increased to $27.6 million compared to $26.6 million for the three months ended August 31, 1997, an increase of $1.0 million, or 3.9%.

     The following table summarizes the revenue generated from sales of computer equipment for the three and six months ended August 31, 1998 and the comparable periods from the prior fiscal year.

                                                  THREE MONTHS ENDED            INCREASE/(DECREASE)
                                             ----------------------------  ------------------------------
                                                   8/31/97        8/31/98        $               %
                                                  --------       --------        -               -
                                                       (in thousands, except percentage data)
Transaction-processing Equipment...........       $  2,631       $  2,096          $(535)          (20.3)
Educational Equipment......................          2,604          2,986            382            14.7
Other Equipment............................          1,522          2,077            555            36.5
                                                  --------       --------          -----

Total Equipment Revenue....................       $  6,757       $  7,159          $ 402             5.9
                                                  ========       ========          =====

                                                   SIX MONTHS ENDED             INCREASE/(DECREASE)
                                             ----------------------------  ------------------------------
                                                   8/31/97        8/31/98        $               %
                                                  --------       --------        -               -
                                                       (in thousands, except percentage data)
Transaction-processing Equipment...........       $  4,949       $  4,189          $(760)          (15.4)
Educational Equipment......................          4,369          4,737            368             8.4
Other Equipment............................          4,018          4,558            540            13.4
                                                  --------       --------          -----

Total Equipment Revenue....................       $ 13,336       $ 13,484          $ 148             1.1
                                                  ========       ========          =====

     In connection with the acquisition of Novatek, the Company became a reseller of transaction-processing equipment which accounts for all the revenue of sales of this hardware category. Transaction-processing sales are expected to improve over subsequent quarters due to the recent reorganization of this division; however, there can be no assurance that any improvements will occur over subsequent quarters.

     In connection with the acquisition of CEM, the Company became a reseller of computer equipment to the educational marketplace in Northern Ireland which accounts for all of the revenue generated from the sale of educational computer equipment. The increase in revenue generated from the sale of such educational computer equipment was attributable to increased demand for such equipment.

     The increase in other equipment, is generally supplied as an adjunct to software and services customers. Sales of computer equipment can vary from quarter to quarter based on customer needs. However, due to relatively low profit margin, these quarterly variations generally do not significantly impact the overall results of operations.

     Revenue from information technology services increased to $5.4 million for the three months ended August 31, 1998 from $5.0 million for the comparable period in the prior fiscal year, an increase of $0.4 million or 8.0%. Revenues from this segment also increased to $10.3 million from $8.6 million for the six months ended August 31, 1998, an increase of $1.7 million or 19.8%. This increase is primarily attributable to revenues related to the acquisition of ICM which accounted for $0.6 million and $1.1 million of revenue for the three months and six months ended August 31, 1998, respectively.

     The following table summarizes the revenue from software licensing and support.

                                                   THREE MONTHS ENDED           INCREASE/(DECREASE)
                                             ----------------------------   -----------------------------
                                                8/31/97        8/31/98           $               %
                                                -------        -------      -------------   -------------
                                                       (in thousands, except percentage data)
Initial License Fees:
   Platform Migration......................       $    381       $    593          $ 212            55.6
   Transaction-processing..................            580             40           (540)          (93.1)
   Other...................................            289            227            (62)          (21.5)
                                                  --------       --------          -----
Total Initial License Fees.................       $  1,250       $    860           (390)          (31.2)
                                                  --------       --------          -----
Software Support Fees:
   Platform Migration......................       $    322       $    217           (105)          (32.6)
   Transaction-processing..................             40             17            (23)          (57.5)
   Other...................................            605            919            314            51.9
                                                  --------       --------          -----
Total Software Support Fees................       $    967       $  1,153            186            19.2
                                                  --------       --------          -----

Total Software Revenue.....................       $  2,217       $  2,013          $(204)           (9.2)
                                                  ========       ========          =====

                                                   SIX MONTHS ENDED             INCREASE/(DECREASE)
                                             ----------------------------  ------------------------------
                                                   8/31/97        8/31/98        $               %
                                                  --------       --------        -               -
                                                       (in thousands, except percentage data)
Initial License Fees:
   Platform Migration......................       $  1,148       $    961        $  (182)          (28.0)
   Transaction-processing..................          1,004             83           (921)          (91.7)
   Other...................................            557            371           (186)          (33.4)
                                                  --------       --------        -------
Total Initial License Fees.................       $  2,709       $  1,415         (1,294)          (47.8)
                                                  --------       --------        -------
Software Support Fees:
   Platform Migration......................       $    651       $    469        $  (187)          (16.3)
   Transaction-processing..................             82             32            (50)          (61.0)
   Other...................................          1,192          1,947            755            63.3
                                                  --------       --------        -------
Total Software Support Fees................       $  1,925       $  2,448            523            27.2
                                                  --------       --------        -------

Total Software Revenue.....................       $  4,634       $  3,863        $  (771)          (16.6)
                                                  ========       ========        =======

     Revenue generated from the initial license fees for platform migration software was $0.6 million and $1.0 million for the three and six months ended August 31, 1998, respectively compared to $0.4 million and $1.1 million for the comparable periods in the prior fiscal year, respectively. Platform migration revenue by major product class is as follows:


                                                   SIX MONTHS ENDED            INCREASE/(DECREASE)
                                             ----------------------------  ----------------------------
                                                   8/31/97        8/31/98        $              %
                                                  --------       --------        -              -
                                                      (in thousands, except percentage data)
UNIBOL36...................................       $    639       $    823          $ 184          28.8
UNIBOL400..................................            509            138           (371)        (72.9)
                                                  --------       --------          -----

Total Platform Migration Revenue...........       $  1,148       $    961          $(187)        (16.3)
                                                  ========       ========          =====         =====

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

     Revenue generated by the UNIBOL400 product decreased to $35 thousand and $138 thousand for the three and six months ended August 31, 1998, respectively from $72 thousand and $509 thousand for the comparable periods in the prior fiscal year, respectively. The revenues related to the UNIBOL400 product are expected to improve in future periods as the enhanced versions of the product are released and the product begins to gain market acceptance.

     Revenue generated from initial license fees of transaction-processing systems decreased to $40 thousand and $83 thousand for the three and six months ended August 31, 1998, respectively from $580 thousand and $1.0 million for the comparable periods in the prior fiscal year, respectively. Transaction-processing support fees decreased to $17 thousand and $32 thousand for the three and six months ended August 31, 1998, respectively from $40 thousand and $82 thousand for the comparable periods in the prior fiscal year, respectively, in correlation with the decrease in initial license fees. The Company has begun restructuring the transaction-processing business unit during this quarter of fiscal year 1999, which has included the termination of the president and certain other employees of that subsidiary, the evaluation of the strategic direction of the business unit, including product offerings, and its organizational structure.

     Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix. Revenue from initial license fees of other software products decreased to $227 thousand and $371 thousand for the three and six months ended August 31, 1998, respectively, from $289 thousand and $557 thousand for the comparable periods in the prior fiscal year, respectively. Revenue generated from software support fees for other software products increased to $0.9 million and $1.9 million for the three and six months ended August 31, 1998, respectively from $0.6 million and $1.2 million for the comparable periods in the prior fiscal year, respectively. The decrease in initial license fees and the increase in software support is principally a result of the Company's pricing structure for many of the vertical market applications having a lower initial license fee replaced with longer-term annual support fees, coupled with a number of new customers using these systems.

     International Revenue. Revenue from international operations, principally in Northern Ireland, increased to $22.0 million for the six months ended August 31, 1998 from $19.6 million for the comparable period in the prior fiscal year, an increase of $2.4 million or 12.2%. This revenue increase is due to the acquisition of ICM in Ireland which accounted for approximately $1.1 million in revenue for the six months ended August 31, 1998, along with internal growth related to information technology services and software. Revenue from domestic operations decreased to $5.6 million for the six months ended August 31, 1998 as compared to $7.0 million for the comparable period in the prior fiscal year, due primarily to decreased revenues relating to platform migration and transaction-processing software, as described above under "Revenue".

     Gross Profit. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and six months ended August 31, 1998 and the comparable periods for the prior fiscal year.

                                                                           THREE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                               8/31/97                         8/31/98
                                                               -------                         -------
                                                                (in thousands, except percentage data)
                                                             GROSS PROFIT                    GROSS PROFIT
                                                             -------------                  -------------
                                                           $              %               $               %
                                                     -------------  -------------   -------------   --------------
Information Technology Services....................        $ 4,320           87.0         $ 4,397             80.8%
                                                           -------                        -------

Equipment:
  Transaction-processing...........................            580           22.0             517             24.7
  Educational......................................            269           10.3             468             15.7
  Other............................................            284           18.7             543             26.1
                                                           -------                        -------
Total Equipment....................................          1,133           16.8           1,528             21.3
                                                           -------                        -------

Software:
  Platform Migration...............................            317           45.1             379             46.8
  Transaction-processing...........................            498           80.3             (75)          (129.3)
  Other............................................            624           69.8             904             79.0
                                                           -------                        -------
Total Software.....................................          1,439           64.9           1,208             60.0
                                                           -------                        -------

Total Gross Profit.................................        $ 6,892           49.4         $ 7,133             48.8
                                                           =======                        =======

                                                                           SIX MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                                8/31/97                        8/31/98
                                                                -------                        -------
                                                                (in thousands, except percentage data)
                                                             GROSS PROFIT                    GROSS PROFIT
                                                             -------------                  -------------
                                                           $              %               $               %
                                                     -------------  -------------   -------------   --------------
Information Technology Services....................        $ 7,370           85.5         $ 8,698             84.6
                                                           -------                        -------

Equipment:
  Transaction-processing...........................          1,136           23.0             987             23.6
  Educational......................................            409            9.4             614             13.0
  Other............................................            668           16.6             817             17.9
                                                           -------                        -------
Total Equipment....................................          2,213           16.6           2,418             17.9
                                                           -------                        -------

Software:
  Platform Migration...............................            962           53.5             574             40.1

  Transaction-processing...........................            857           78.9            (155)          (135.0)
  Other............................................          1,074           61.4           1,738             75.0
                                                           -------                        -------
Total Software.....................................        $ 2,893           62.4         $ 2,157             55.8
                                                           -------                        -------

Total Gross Profit.................................        $12,476           46.9         $13,273             48.0
                                                           =======                        =======

     Gross profit margins for services and equipment vary from quarter to quarter depending on customer demands and product mix. The types of equipment the Company sells are generally commodity products. Information technology services gross profit margin, which does not include salary costs, increased for the three and six month periods due primarily to increases in software related services revenue for the three and six months ended August 31, 1998 compared to the same periods in the prior fiscal year, which have higher gross profit margins than hardware related services, which remained fairly constant for that same period.

     Platform-migration profit margins changed to 46.8% and 40.1% for the three and six month periods ended August 31, 1998, respectively from 45.1% and 53.5% for the comparable periods in the prior fiscal year, respectively. These changes are principally due to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL400 product. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

     Transaction-processing gross profit margins are expected to improve over subsequent quarters due to reorganization of the UniPay facility; however, there can be no assurance that any improvements will be achieved.

     Gross margins for other software products changed to 79.0% and 75.0% for the three and six months ended August 31, 1998, respectively, compared to 69.8% and 61.4% for the comparable periods in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Gross margins for these products have increased due to the increase in related annual support fees and as more customers are added, as discussed earlier in "Revenue".

     Selling, General, & Administrative Expenses. Selling, general, and administrative expenses increased to $6.5 million and $13.1 million for the three and six months ended August 31, 1998, respectively from $5.6 million and $10.4 million for the comparable periods in the prior fiscal year, respectively. The remaining increase is related to increases in salary and related expenses which are attributable to new employees hired since August 31, 1997 as well as in part to increased competition for qualified skilled workers in the Northern Ireland market. This competition from new businesses in Northern Ireland has caused increases in salary costs in order to retain key employees as well as recruit new workers. $0.5 million and $1.0 million of this increase for the three and six month periods, respectively, is attributable to the acquisition of ICM in January 1998. Operating expenses as a percentage of total revenue increased to 44.2% and 47.4% for the three and six months ended August 31, 1998, respectively, as compared to 40.4% and 39.3% for the comparable periods in the prior fiscal year.

     Other Expenses. Interest, the primary component of other expenses, increased to $233,000 and $446,000 for the three and six months ended August 31, 1998, respectively from $138,000 and $174,000 for the comparable periods in the prior fiscal year, respectively. The increase in interest expense is related to additional borrowings on the Company's lines of credit and other short-term borrowings to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced growth during the six months ended August 31, 1998 as compared to the same period in the prior fiscal year with total revenue growing to $27.6 million from $26.6 million. During this period, the Company has met its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland.

     At August 31, 1998, the Company had approximately $0.6 million in cash and equivalents as compared to $3.9 million at February 28, 1998, $3.0 million of which was restricted as of February 28, 1998.

     The Company generated negative operating cash flows of $0.1 million for the six months ended August 31, 1998. The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company has minimum covenant requirements that must be met by February 28, 1999. The Company maintains a series of working capital lines of credit with maximum borrowing available of $7.2 million in the United Kingdom which are secured by certain accounts receivables, inventories, and other assets of the Company. The lines of credit are utilized for short-term borrowing for general corporate use. From time to time, the bank in the United Kingdom allows the borrowing under such lines to be in excess of the maximum to accommodate the Company's peaks in spending. The total outstanding balance on the line of credit was fully utilized at a variable rate based on the lending bank's base lending rate plus 1.75% as of August 31, 1998. While there can be no assurance, the Company expects to be able to meet these covenants as well as be able to renew or replace these facilities in the ordinary course of business.

     During the six months ended August 31, 1998, the Company expended $0.7 million for capital improvements. Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of August 31, 1998.

     On October 7, 1998, the Company obtained $3.0 million of financing through the sale of 3,000 shares of Series A Convertible Preferred Stock, par value $1.00 per share, and issued warrants for 102,127 shares of the Company's Common Stock. See "Recent Sales of Unregistered Securities" and "Subsequent Events."

     The Company received grants to fund research and development from the government of Northern Ireland of approximately $0.2 million for the six months ended August 31, 1998. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

PART II.  OTHER INFORMATION

ITEMS 1, 3 AND 5 ARE NOT APPLICABLE.

ITEMS 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On October 6, 1998, the Company filed Articles of Amendment to the Articles of Incorporation ("Articles of Amendment") of the Company designating 3,600 shares of Preferred Stock as Series A Convertible Preferred Stock, $1.00 par value, of which 600 shares may be issued only as dividends on the outstanding shares of Series A Convertible Preferred Stock issued on October 7, 1998. The Series A Convertible Preferred Stock ranks (i) senior to the Common Stock, now or hereafter issued, as to payment of dividends and distribution of assets upon liquidation, dissolution, or winding upon the Company; (ii) senior to any additional series of the class of Preferred Stock which series the Company's Board of Directors may from time to time authorize, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution, or winding up the Company; and (iii) senior to any additional class of preferred stock (or series of preferred stock of such class) which the Board of Directors or the stockholders may from time to time authorize in accordance with the Articles of Amendment.

     Holders of the Series A Convertible Preferred Stock are entitled to receive, when, as, and if declared by the Board of Directors out of funds legally available for such purpose, dividends at the rate of $50.00 per annum per share, which are fully cumulative, shall accrue without interest (except for dividends in arrears) from the date of original issuance of each share and are payable quarterly on March 15, June 15, September 15, and December 15 of each year commencing December 15, 1998. Dividends on the Series A Convertible Preferred Stock may be paid in cash, or subject to certain limitations, dividends of additional shares of Series A Convertible Preferred Stock.

     In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A Convertible Preferred Stock if the shares of Common Stock of the Company to be issue would exceed 1,576,000 shares of Common Stock. The Company also has the certain optional redemption rights, including, but not limited to, the right to redeem the outstanding shares of Series A Convertible Preferred Stock at a premium of 116% of the issue price (the "Premium Percentage"); provided, however, that with respect to any redemption date which is on or before November 6, 1998, the Premium Percentage shall be 8%, and with respect to any redemption date which is after November 6, 1998 and on or before January 4, 1999, the Premium Percentage shall be 112%.

     Holders of the Series A Convertible Preferred Stock may at any time on or after January 5, 1999 convert all or from time to time any part of such holder's shares of Series A Convertible Preferred Stock into fully paid and nonassessable shares of Common Stock of the Company and such other securities and property pursuant to the conversion formula set forth in the Articles of Amendment. However, absent shareholder approval, the maximum number of shares of Common Stock that may be issued upon conversion of the Series A Convertible Preferred Stock is 1,576,000.

     Holders of the Series A Convertible Preferred Stock are not entitled to vote on any matter.

(b)  None.

(c) On September 30, 1998, the Company issued warrants for 25,000 shares of the Company's Common Stock to an "accredited investor" as defined by Rule 501 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). The warrants entitled the holders thereof to, upon exercise, purchase an aggregate of 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. This transaction was exempt from the registration provisions of the Act, pursuant to section 4(2) of the Act for transactions not involving a public offering, based on the fact that the securities were offered and sold to one investor who had access to financial and other relevant data concerning the Company, its financial condition, business, and assets.

     On October 7, 1998, the Company issued 3,000 shares of Series A Convertible Preferred Stock, par value $1.00 per share, and warrants for 102,127 shares of the Company's Common Stock to an "accredited investor" as defined by Rule 501 of Regulation D promulgated by the Securities and Exchange Commission under the Act for an aggregate consideration of $3 million. This transaction was exempt from the registration provision of the Act pursuant to Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Act. Each share of Series A Convertible Preferred Stock may be converted into a number of shares of the Company's Common Stock pursuant to the terms of the Series A Convertible Preferred Stock Purchase Agreement; provided that, the maximum number of shares of Common Stock that may be issued upon conversion of the Series A Convertible Preferred Stock is 1,576,000. Absent the Company's certain redemption rights, the holders of the Series A Convertible Preferred Stock may at any time on or after January 5, 1999 convert all or from time to time any part of their shares of Series A Convertible Preferred Stock into fully paid and nonassessable shares of Common Stock and such other securities and property as provided in the Articles of Amendment. Each Series A Convertible Preferred Stock shall be converted pursuant to the conversion terms of the Articles of Amendment; provided that absent shareholder approval, the maximum number of shares of Common Stock that may be issued upon conversion of the Series A Convertible Preferred Stock is 1,576,000. See "Liquidity and Capital Resources" and "Subsequent Events." The holders of the Series A Convertible Preferred Stock have certain registration rights.

(d)  Not required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders, held on August 25, 1998, the Company's shareholders approved the election of four Directors. The following is a summary of the voting for the Directors who were elected:

                                       VOTES CAST FOR                VOTES CAST AGAINST                ABSTENTIONS
                                       --------------                ------------------                -----------
Stephen A. Hafer                         6,957,997                          8,986                        71,159
J. Patrick Henry                         6,931,847                         35,136                        71,159
Thomas W. Zimmerer                       6,694,947                        272,036                        71,159
Nelson Millar                            6,694,647                        272,336                        71,159

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      Exhibits                                      Description
    ---------------------------------------------------------------------------------------------
          3.1  UniComp, Inc. Articles of Amendment to the Articles of Incorporation.
          4.1  UniComp, Inc. Articles of Amendment to the Articles of Incorporation, filed herewith as Exhibit 3.1.
          4.2  The Cruttenden Roth Bridge Fund, LLC Warrant
          4.3  Advantage Fund II Ltd. Warrant
          4.4  Subscription Agreement dated as of October 7, 1998 by and between UniComp,
               Inc. and Advantage Fund II Ltd.
          4.5  Registration Rights Agreement dated as of October 7, 1998 by and between
               UniComp, Inc. and Advantage Fund II Ltd.
         27.1  Financial Data Schedule

No reports on Form 8-K have been filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.

/s/ Hugh Moore                               October 19, 1998
---------------------------------------      -----------------------------------
Hugh Moore                                   Date
Chief Accounting Officer