Form 10-Q
period 1998-11-30
UNICOMP INC
filed 1999-01-19
CIK 792341

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1998
                               -----------------

                                       OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     7,672,786 Common shares, $0.01 par value, as of January 15, 1999.

                                 UNICOMP, INC.

                                     Index



PART I.    FINANACIAL INFORMATION                                       PAGE

     Item 1. Financial Statements

             Consolidated Balance Sheets as of February 28, 1998
               and November 30, 1998                                      3 - 4

             Consolidated Statements of Operations for the
               three months ended November 30, 1997 and 1998                  5

             Consolidated Statements of Operations for the
               nine months ended November 30, 1997 and 1998                   6

             Consolidated Statements of Cash Flows for the
               nine months ended November 30, 1997 and 1998                   7

             Notes to the Consolidated Financial Statements              8 - 10

     Item 2. Management's Discussion and Analysis of Results
               of Operations, Financial Conditions, and
               Liquidity and Capital Resources                          10 - 20

PART II.   OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                  21 - 22
     Item 6. Exhibits and Reports on Form 8-K                                23

Signatures                                                                  23

Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
_____________________________

                         UNICOMP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                                         (UNAUDITED)             (AUDITED)
                                                                                         NOVEMBER 30,           FEBRUARY 28,
                                                                                            1998                   1998
                                                                                     -----------------      -----------------
Current assets:
 Cash and cash equivalents ($3 million restricted at February 28, 1998)........   $             1,003    $             3,904
 Accounts and other receivables:
  Trade, net of allowance of $347 and $1,613 at November 30, 1998 and February
   28, 1998 respectively........................................................                 8,188                  8,360
  Other receivables.............................................................                   957                    371
 Inventory......................................................................                 4,108                  3,161
 Prepaid expenses...............................................................                   702                    416
 Other..........................................................................                   460                    338
                                                                                     -----------------      -----------------
     Total current assets.......................................................                15,418                 16,550
                                                                                     -----------------      -----------------
     Property and equipment, net................................................                 3,605                  3,599
                                                                                     -----------------      -----------------

Other assets:
 Acquired and developed software, net of accumulated amortization of $6,776 and
  $4,945 at November 30, 1998 and February 28, 1998, respectively...............                 6,555                  6,403
 Goodwill, net of accumulated amortization of $269 and $163 at November 30, 1998
  and February 28, 1998, respectively...........................................                 2,153                  1,755
 Deferred income taxes..........................................................                   674                    446
 Prepaid pension................................................................                   754                    754
 Investment in joint ventures...................................................                   425                    488
 Receivables from related parties...............................................                   270                    390
 Other..........................................................................                   382                     39
 Net assets of discontinued operations..........................................                 3,937                  4,182
                                                                                     -----------------      -----------------
     Total other assets.........................................................                15,150                 14,457
                                                                                     -----------------      -----------------
     Total assets...............................................................   $            34,173    $            34,606
                                                                                     =================      =================


The accompanying notes are an integral part of these consolidated financial statements.

                         UNICOMP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         (UNAUDITED)             (AUDITED)
                                                                                         NOVEMBER 30,           FEBRUARY 28,
                                                                                             1998                   1998
                                                                                     -----------------      -----------------
Current liabilities:
 Accounts payable...............................................................   $             2,883    $             3,384
 Accrued expenses...............................................................                 1,942                  1,978
 Deferred revenue...............................................................                 1,694                  1,773
 Taxes payable..................................................................                 1,133                  1,064
 Other..........................................................................                   127                    200
 Lines of credit................................................................                 5,078                  6,358
 Current portion of notes payable...............................................                   261                  1,358
                                                                                     -----------------      -----------------

     Total current liabilities..................................................                13,118                 16,115
                                                                                     -----------------      -----------------

Long-term liabilities:
 Notes payable..................................................................                 1,216                  1,347
 Deferred income taxes..........................................................                 1,067                    741
 Other long-term liabilities....................................................                    31                    110
                                                                                     -----------------      -----------------
     Total long-term liabilities................................................                 2,314                  2,198
                                                                                     -----------------      -----------------
     Total liabilities..........................................................                15,432                 18,313
                                                                                     -----------------      -----------------

Stockholders' equity:
 Preferred stock: $1 par value, authorized 5,000,000, 3,000 Series A
   Convertible Preferred Stock issued at November 30, 1998 and none issued
   and outstanding at February 28, 19998........................................                 3,000                      -
 Common stock: $.01 par value, authorized 25,000,000 issued and outstanding
   7,793,786 and 7,965,423 at November 30, 1998 and February 28, 1998,
   respectively...................................................................                  80                     80
 Additional contributed capital.................................................                15,113                 15,331
 Retained earnings..............................................................                   950                  1,192
                                                                                     -----------------      -----------------
                                                                                                19,143                 16,603
 Less treasury stock............................................................                  (467)                  (206)
 Cumulative translation adjustment..............................................                    65                   (104)
                                                                                     -----------------      -----------------

     Total stockholders' equity.................................................                18,741                 16,293
                                                                                     -----------------      -----------------

     Total liabilities and stockholders' equity.................................   $            34,173    $            34,606
                                                                                     =================      =================


The accompanying notes are an integral part of these consolidated financial statements.

                         UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                 -------------------------------------
                                                                    NOVEMBER 30,         NOVEMBER 30,
                                                                        1998                 1997
                                                                 ----------------     ----------------
Revenue:
 Equipment..................................................    $           2,450   $            2,376
 Services...................................................                3,742                2,642
 Software...................................................                2,372                2,533
                                                                 ----------------     ----------------
     Total revenue..........................................                8,564                7,551
                                                                 ----------------     ----------------

Cost of sales:
 Equipment..................................................                1,627                2,001
 Services...................................................                1,635                  303
 Software...................................................                  513                  913
                                                                 ----------------     ----------------
     Total cost of sales....................................                3,775                3,217
                                                                 ----------------     ----------------

Gross profit................................................                4,789                4,334
                                                                 ----------------     ----------------

Selling, general and administrative expenses................                4,294                4,187
                                                                 ----------------     ----------------

Operating income............................................                  495                  147
                                                                 ----------------     ----------------

Other (expense):
 Other, net.................................................                  (12)                   9
 Interest, net..............................................                  (84)                 (91)
                                                                 ----------------     ----------------
 Total other (expense)......................................                  (96)                 (82)
                                                                 ----------------     ----------------

Income before provision for income taxes....................                  399                   65
                                                                 ----------------     ----------------

Provision (Benefit) for income taxes........................                  (41)                 (26)
                                                                 ----------------     ----------------

Net income from continuing
 operations.................................................   $              358   $               39
                                                                 ----------------     ----------------
Net income from discontinued operations.....................   $             (340)                 291


Net income..................................................   $               18                  330
                                                                 ================     ================
Basic earnings per share from continuing operations.........   $             0.05                 0.00
                                                                 ================     ================
Basic earnings per share from discontinued operations ......   $            (0.05)  $             0.04
                                                                 ================     ================
Basic total earnings per....................................   $             0.00   $             0.04
                                                                 ================     ================
Diluted earnings per share from continuing operations.......   $             0.04   $             0.00
                                                                 ================     ================
Diluted earnings per share from discontinued operations ....   $            (0.04)  $             0.04
                                                                 ================     ================
Diluted total earnings per share............................   $             0.00   $             0.04
                                                                 ================     ================
Weighted average number of shares...........................                7,837                7,938
Weighted average number of shares assuming dilution.........                8,373                8,308


     The accompanying notes are an integral part of these consolidated financial statements.

                         UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               (UNAUDITED)
                                                                            NINE MONTHS ENDED
                                                                 -------------------------------------
                                                                    NOVEMBER 30,         NOVEMBER 30,
                                                                        1998                 1997
                                                                 ----------------     ----------------
Revenue:
  Equipment.................................................   $            7,441   $            7,869
  Services..................................................                8,892                6,714
  Software..................................................                6,234                7,167
                                                                 ----------------     ----------------
    Total revenue...........................................               22,567               21,750
                                                                 ----------------     ----------------

Cost of sales:
  Equipment.................................................                5,402                6,261
  Services..................................................                1,883                  768
  Software..................................................                2,438                2,654
                                                                 ----------------     ----------------
    Total cost of sales.....................................                9,723                9,683
                                                                 ----------------     ----------------

Gross profit................................................               12,844               12,067
                                                                 ----------------     ----------------

Selling, general and administrative expenses................               12,435               10,403
                                                                 ----------------     ----------------

Operating income............................................                  409                1,664

Other (expense):
                                                                 ----------------     ----------------
  Other, net................................................                  (16)                   9
  Interest, net.............................................                 (379)                (220)
                                                                 ----------------     ----------------
    Total other (expense)...................................                 (395)                (211)
                                                                 ----------------     ----------------
Income (loss) before provision for income taxes.............                   14                1,453
                                                                 ----------------     ----------------

Provision for income taxes..................................                    0                  494
                                                                 ----------------     ----------------

Net income from continuing operations.......................   $               14   $              959
                                                                 ----------------     ----------------

Net income from discontinued operations.....................   $             (256)  $              609
Net income..................................................   $             (242)  $            1,568
                                                                 ================     ================
Basic earnings per share from continuing operations.........   $             0.00   $             0.12
                                                                 ================     ================
Basic earnings per share from discontinued operations ......   $            (0.03)                0.07
                                                                 ================     ================
Basic total earnings per share..............................   $            (0.03)  $             0.19
                                                                 ================     ================
Diluted earnings per share from continuing operations ......   $             0.00   $             0.12
                                                                 ================     ================
Diluted earnings per share from discontinued operations ....   $            (0.03)  $             0.07
                                                                 ================     ================
Diluted total earnings per share............................   $            (0.03)  $             0.19
                                                                 ================     ================
Weighted average number of shares...........................                7,892                7,867
Weighted average number of shares assuming dilution.........                8,428                8,152

The accompanying notes are an integral part of these consolidated financial statements

                        UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          (UNAUDITED)
                                                                                       NINE MONTHS ENDED
                                                                        ---------------------------------------------
                                                                             NOVEMBER 30,             NOVEMBER 30,
                                                                                 1998                     1997
                                                                        -------------------      --------------------
Net cash (used) by operating activities:
  Net income.......................................................   $                  14    $                  959
  Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization...................................                   2,430                     2,375
   Allowance for doubtful accounts.................................                     136                       237
   Allowance for inventory.........................................                      87                         -
   Deferred income taxes...........................................                      99                       281
   Changes in assets and liabilities:
     Accounts and other receivables................................                    (622)                   (5,732)
     Inventory.....................................................                  (1,033)                   (1,471)
     Prepaid expenses..............................................                    (409)                     (572)
     Accounts payable..............................................                    (502)                    1,128
     Accrued expenses..............................................                       8                      (103)
     Deferred revenue..............................................                     (79)                      586
     Income taxes payable..........................................                    (172)                      167
     Other.........................................................                    (745)                     (287)
                                                                        -------------------      --------------------

       Net cash (used) by operating activities.....................                    (788)                   (2,432)
                                                                        -------------------      --------------------

Cash flow from investing activities:
  Capital expenditures.............................................                    (888)                   (1,302)
  Acquired and developed software..................................                  (1,610)                   (1,876)
                                                                        -------------------      --------------------

       Net cash (used) by investing activities.....................                  (2,498)                   (3,178)
                                                                        -------------------      --------------------

Cash flow from financing activities:
  Borrowings, (payments) net.......................................                  (2,556)                    2,396
  Issuance of common stock, net....................................                       -                     1,828
  Purchase of treasury stock.......................................                    (279)
  Issuance of Series A Preferred Stock net.........................                   2,800                         -
  Receivables from related parties.................................                     120                       (85)
                                                                        -------------------      --------------------

       Net cash provided (used) by financing activities............                      85                     4,139
                                                                        -------------------      --------------------

Net (decrease) in cash.............................................                  (3,201)                   (1,471)
Effect of exchange rate changes on cash............................                    (169)                       75
Cash from discontinued activities..................................                     469                     1,098
Cash and cash equivalents at beginning of period...................                   3,904                     3,752
                                                                        -------------------      --------------------

Cash and cash equivalents at end of period.........................   $               1,003    $                3,454
                                                                        ===================      ====================
Cash paid for interest, net........................................   $                 316    $                  239
                                                                        ===================      ====================
Cash paid for taxes................................................   $                  86    $                   86
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

2. DISCONTINUED OPERATIONS

     On December 17, 1998, UniComp, Inc. (the "Company") completed the sale of certain assets (the "Assets") of the Company's Northern Ireland subsidiary, Aurora UniComp Limited, to Aurora SX3 Limited (the "Sale"). Aurora UniComp Limited supplies and maintains computer hardware and software. The Assets disposed of include, but are not limited to, the following: plant machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, investments, and intellectual property rights. The Sale was consummated in accordance with the terms of that certain Agreement for the Sale and Purchase of Certain Assets and the Goodwill of Aurora UniComp Limited between Aurora UniComp Limited, Aurora SX3 Limited, and UniComp, Inc., dated December 17, 1998 (the "Sale Agreement").

     The consideration paid to the Company in connection with the Sale was as follows: (i) approximately 4.0 million pounds sterling (approximately $ 6.6 million U.S. as of December 17, 1998), of which 0.2 million pounds sterling (approximately $ 0.3 million U.S. as of December 17, 1998) is being withheld pending final calculation of certain completion accounts as set forth in detail in the Sale Agreement; and (ii) assumption of debt of Aurora UniComp Limited totaling approximately 3.3 million pounds sterling (approximately $ 5.5 million U.S. as of December 17, 1998). In addition, Aurora SX3 Limited and UniComp Holdings (UK) Limited executed and entered into a two-year loan whereby Aurora SX3 Limited loaned 0.75 million pounds sterling (approximately $ 1.2 million U.S. as of December 17, 1998) to UniComp Holdings (UK) Limited (the "Loan") and agreed to loan an additional 0.25 million pounds sterling after UniComp Holdings
(UK) Limited timely meets the first twelve installment payments. The Loan bears annual interest at the rate of .5% above the base lending rate of the Bank of Ireland and the Loan shall be repaid in twenty-four equal monthly installment payments of principle and Interest.

                       Summary of Discontinued Operations

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 ---------------------------       --------------------------
                                                 11/30/98           11/30/97       11/30/98          11/30/97
                                                 --------           --------       --------          --------
                                                                      (in thousands)
  Revenue*.................................         $   6,259        $   5,992       $  19,883        $  18,387
  Expenses.................................             3,067            2,114           8,161            6,387
  Earnings.................................              (380)             416            (256)             887
  Tax......................................                40              125               0              278
                                             ------------------------------------------------------------------
  Net income...............................         $    (340)       $     291       $    (256)       $     609
                                             ==================================================================

*Revenue includes approximately 60% hardware sales, and all of the company's education hardware sales, which are of generally low margin.


                                                      NOVEMBER 30,         FEBRUARY 28,
                                                         1998                 1998
                                                          (in thousands)
  Current assets.............................             $ 9,175              $ 7,994
  Property and equipment net.................               1,252                1,147
  Other assets...............................               2,800                2,940
  Current liabilities........................              (3,794)              (3,534)
  Debt.......................................              (5,496)              (4,365)
                                              ----------------------------------------
  Net assets disposed of.....................             $ 3,937              $ 4,182
                                              ========================================

Company results have been restated to exclude the above discontinued operations.

3. SERIES A CONVERTIBLE PREFERRED STOCK

     On October 7, 1998, the Company issued 3,000 shares of Series A Convertible Preferred Stock, par value $1.00 per share, and warrants for 102,127 shares of the Company's Common Stock for an aggregate consideration of $3 million. Transaction costs of $200 thousand were paid in connection with the offering. Each share of Series A Convertible Preferred Stock may be converted into a number of shares of the Company's Common Stock pursuant to the terms of the Series A Convertible Preferred Stock Purchase Agreement; provided that, absent shareholder approval, the maximum number of shares of Common Stock that may be issued upon conversion of the Series A Convertible Preferred Stock is 1,576,000. The warrants entitle the holders thereof to purchase an aggregate of 102,127 shares of the Company's Common Stock at an exercise price of $4.4063 per share. See "Liquidity and Capital Resources." The holders of the Series A Convertible Preferred Stock have certain registration rights.

     In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A Convertible Preferred Stock if the shares of Common Stock of the Company to be issue would exceed 1,576,000 shares of Common Stock. The Company also has certain optional redemption rights, including, but not limited to, the right to redeem the outstanding shares of Series A Convertible Preferred Stock at a premium of 116% of the issue price. Holders of the Series A Convertible Preferred Stock are not entitled to vote on any matter.

4. USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumption that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are of a normal recurring nature, except for the provisions for loss on discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.


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

OVERVIEW

     UniComp, Inc. ("UniComp" or the "Company") provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform migration software and transaction-processing systems to users worldwide. For the nine months ended November 30, 1998, the Company generated $22.6 million in total revenue, of which $7.4 million was derived from sales of computer equipment and $8.9 million was derived from information technology services. The remaining $6.3 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

     In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A Convertible Preferred Stock if the shares of Common Stock of the Company to be issue would exceed 1,576,000 shares of Common Stock. The Company also has certain optional redemption rights, including, but not limited to, the right to redeem the outstanding shares of Series A Convertible Preferred Stock at a premium of 116% of the issue price.

     Holders of the Series A Convertible Preferred Stock are not entitled to vote on any matter.

SUBSEQUENT EVENTS

     On December 17, 1998, UniComp completed the sale of certain assets (the "Assets") of the Company's Northern Ireland subsidiary, Aurora UniComp Limited, to Aurora SX3 Limited (the "Sale"). Aurora UniComp Limited supplies and maintains computer hardware and software. The Assets disposed of include, but are not limited to, the following: plant machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, investments, and intellectual property rights. The Sale was consummated in accordance with the terms of that certain Agreement for the Sale and Purchase of Certain Assets and the Goodwill of Aurora UniComp Limited between Aurora UniComp Limited, Aurora SX3 Limited, and UniComp, Inc., dated December 17, 1998 (the "Sale Agreement").

     The consideration paid to the Company in connection with the Sale was as follows: (i) approximately 4.0 million pounds sterling (approximately $ 6.6 million U.S. as of December 17, 1998), of which 0.2 million pounds sterling (approximately $ 0.3 million U.S. as of December 17, 1998) is being withheld pending final calculation of certain completion accounts as set forth in detail in the Sale Agreement; and (ii) assumption of debt of Aurora UniComp Limited totaling approximately 3.3 million pounds sterling (approximately $ 5.5 million U.S. as of December 17, 1998). In addition, Aurora SX3 Limited and UniComp Holdings (UK) Limited executed and entered into a two-year loan whereby Aurora SX3 Limited loaned 0.75 million pounds sterling (approximately $ 1.2 million U.S. as of December 17, 1998) to UniComp Holdings (UK) Limited (the "Loan") and agreed to loan an additional 0.25 million pounds sterling after UniComp Holdings
(UK) Limited timely meets the first twelve installment payments. The Loan bears annual interest at the rate of .5% above the base lending rate of the Bank of Ireland and the Loan shall be repaid in twenty-four equal monthly installment payments of principle and Interest.

     On December 18, 1998, the Company repurchased from certain shareholders 90,786 shares of the Company's Common Stock that were issued in connection with the ICM acquisition for 456,875 Irish pounds sterling (approximately $679,000 as of December 18, 1998.

     On December 3, 1998, the Company repurchased from certain shareholders 38,857 shares of the Company's Common Stock that were issued in connection with the Novatek acquisition for $126,285.


RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 30, 1997

     The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three and nine month periods ended November 30, 1998 and 1997.

                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                      -------------------------------------------------------------------------------------
                                   11/30/98            11/30/97               11/30/98             11/30/97
                                   --------            --------               --------             --------
                        (in thousands, except percentage data)      (in thousands, except percentage data)
Total revenue              $8,564     100.0%    $7,551    100.0%      $22,567    100.0%    $21,750    100.0%
Cost of sales               3,775      44.1      3,217     42.6         9,723     43.1       9,683     44.5
                           ------     -----     ------    -----       -------    -----     -------    -----
Gross profit                4,789      55.9      4,334     57.4        12,844     56.9      12,067     55.5
Selling, general and        4,294      50.1      4,187     55.4        12,435     55.1      10,403     47.8
 administrative            ------     -----     ------    -----       -------    -----     -------    -----
 expenses
Operating income              495       5.8        147      2.0           409      1.8       1,664      7.7
Other expense                  96       1.1         82      1.1           395      1.8         211      1.0
                           ------     -----     ------    -----       -------    -----     -------    -----
Income before taxes           399       4.7         65      0.9            14      0.0       1,453      6.7
Provision for taxes            41       0.5         26      0.3             0      0.0     $   494      2.3
                           ------     -----     ------    -----       -------    -----     -------    -----
Net income                 $  358       4.2     $   39      0.6       $    14      0.0     $   959      4.4
                           ======     =====     ======    =====       =======    =====     =======    =====

     Revenue. Revenue for the three months ended November 30, 1998 increased to $8.6 million compared to $7.6 million for the three months ended November 30,
1997, an increase of $1.0 million, or 13.2%.   The 13.2% increase in Revenue for
the three months ended November 30, 1998 is attributable to the acquisition of ICM in January 1998, increases in the volume of goods and services sold, and the introduction of new products and services offered by ICM. Revenue for the nine months ended November 30, 1998 increased to $22.6 million compared to $21.7 million for the nine months ended November 30, 1997, an increase of $0.9 million, or 4.1%.

     The following table summarizes the revenue generated from sales of computer equipment for the three and nine months ended November 30, 1998 and the comparable periods from the prior fiscal year.

                                                     THREE MONTHS ENDED             INCREASE/(DECREASE)
                                               ------------------------------  -----------------------------
                                                   11/30/98        11/30/97          $              %
                                                  ---------       ---------          -              -
                                                        (in thousands, except percentage data)
Transaction-processing Equipment...........       $   1,898       $   1,886            $12            0.6
Other Equipment............................             552             490             62           12.7
                                                  ---------       ---------            ---

Total Equipment Revenue....................       $   2,450       $   2,376            $74            3.1
                                                  =========       =========            ===

                                                      NINE MONTHS ENDED          INCREASE/(DECREASE)
                                                  -------------------------  -----------------------------
                                                   11/30/98        11/30/97        $               %
                                                  ---------       ---------        -               -
                                                           (in thousands, except percentage data)
Transaction-processing Equipment...........       $   6,087       $   6,865          $(778)          (11.3)
Other Equipment............................           1,354           1,004            350            34.9
                                                  ---------       ---------          -----

Total Equipment Revenue....................       $   7,441       $   7,869          $(428)           (5.4)
                                                  =========       =========          =====

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


     Other Equipment is generally supplied as an adjunct to software and services customers. Sales of computer equipment can vary from quarter to quarter based on customer needs. However, due to relatively low profit margin, these quarterly variations generally do not significantly impact the overall results of operations.

     Revenue from information technology services increased to $3.7 million for the three months ended November 30, 1998 from $2.6 million for the comparable period in the prior fiscal year, an increase of $1.1 million or 42.3%. Revenues from this segment also increased to $8.9 million from $6.7 million for the nine
months ended November 30, 1998, an increase of $2.2 million or 32.8%.   This
increase is primarily attributable to revenues related to the acquisition of ICM which accounted for $0.3 million and $1.4 million of revenue for the three months and nine months ended November 30, 1998, respectively.

     The following table summarizes the revenue from software licensing and support.


                                                     THREE MONTHS ENDED            INCREASE/(DECREASE)
                                                  --------------------------  -----------------------------
                                                   11/30/98         11/30/97        $               %
                                                  ---------        ---------  -------------   -------------
                                                         (in thousands, except percentage data)
Initial License Fees:
   Platform Migration......................       $     575        $     347          $ 228            65.7
   Transaction-processing..................             (10)             826           (836)         (101.2)
   Other...................................             383              275            108            39.3
                                                  ---------        ---------          -----
Total Initial License Fees.................       $     948        $   1,448           (500)          (34.5)
                                                  ---------        ---------          -----
Software Support Fees:
   Platform Migration......................       $     228        $     323            (95)          (29.4)
   Transaction-processing..................              31                0             31
   Other...................................           1,165              762            403            52.9
                                                  ---------        ---------          -----
Total Software Support Fees................       $   1,424        $   1,085            339            31.2
                                                  ---------        ---------          -----

Total Software Revenue.....................       $   2,372        $   2,533          $(161)           (6.4)
                                                  =========        =========          =====

                                                      NINE MONTHS ENDED           INCREASE/(DECREASE)
                                                  -------------------------  ------------------------------
                                                   11/30/98        11/30/97        $               %
                                                  ---------       ---------  -------------   -------------
                                                        (in thousands, except percentage data)
Initial License Fees:
   Platform Migration......................       $   1,536       $   1,495        $    41             2.7
   Transaction-processing..................              73           1,912         (1,839)          (96.2)
   Other...................................             754             832            (78)           (9.4)
                                                  ---------       ---------        -------
Total Initial License Fees.................       $   2,363       $   4,239         (1,876)          (44.3)
                                                  ---------       ---------        -------
Software Support Fees:
   Platform Migration......................       $     697       $     974        $  (277)          (28.4)
   Transaction-processing..................              63               0             63
   Other...................................           3,111           1,954          1,157            59.2
                                                  ---------       ---------        -------
Total Software Support Fees................       $   3,871       $   2,928            943            32.2
                                                  ---------       ---------        -------

Total Software Revenue.....................       $   6,234       $   7,167        $  (933)          (13.0)
                                                  =========       =========        =======

     Revenue generated from the initial license fees for platform migration software was $0.6 million and $1.5 million for the three and nine months ended November 30, 1998, respectively compared to $0.3 million and $1.5 million for the comparable periods in the prior fiscal year, respectively. Platform migration revenue by major product class is as follows:


                                                          THREE MONTHS ENDED         INCREASE/(DECREASE)
                                                      -------------------------  ---------------------------
                                                       11/30/98        11/30/97        $             %
                                                      ---------       ---------        -             -
                                                           (in thousands, except percentage data)
    UNIBOL36...................................       $     562       $     553           $  9          1.6
    UNIBOL400..................................             241             117            124        106.0
                                                      ---------       ---------           ----

    Total Platform Migration Revenue...........       $     803       $     670           $133         19.9
                                                      =========       =========           ====        =====




                                                          NINE MONTHS ENDED          INCREASE/(DECREASE)
                                                      -------------------------  ---------------------------
                                                       11/30/98        11/30/97        $             %
                                                      ---------       ---------        -             -
                                                             (in thousands, except percentage data)
    UNIBOL36...................................       $   1,781       $   1,674          $ 107           6.4
    UNIBOL400..................................             452             795           (343)        (43.1)
                                                      ---------       ---------          -----

    Total Platform Migration Revenue...........       $   2,233       $   2,469          $(236)         (9.6)
                                                      =========       =========          =====         =====

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

     Revenue generated by the UNIBOL400 product increased to $241 thousand and decreased to $452 thousand for the three and nine months ended November 30, 1998, respectively from $117 thousand and $795 thousand for the comparable periods in the prior fiscal year, respectively. The revenues related to the UNIBOL400 product are expected to improve in future periods as the enhanced versions of the product are released and the product begins to gain market acceptance.

     Revenue generated from transaction-processing systems decreased to $21 thousand and $136 thousand for the three and nine months ended November 30, 1998, respectively from $826 thousand and $1.9 million for the comparable periods in the prior fiscal year, respectively. The Company began restructuring the transaction-processing business unit during the quarter ended August 31, 1998. This included the termination of the president and certain other employees of that subsidiary, the evaluation of the strategic direction of the business unit, including product offerings, and its organizational structure.

     Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenue from the sale of other software products increased to $1,548 thousand and $3,865 thousand for the three and nine months ended November 30, 1998, respectively, from $1,037 thousand and $2,786 thousand for the comparable periods in the prior fiscal year, respectively.

     International Revenue. Revenue from international operations, principally in Northern Ireland, increased to $14.2 million for the nine months ended November 30, 1998 from $11.6 million for the comparable period in the prior fiscal year, an increase of $2.6 million or 22.4%. $1.7 million of this increase is due to the acquisition of ICM in Ireland the remainder resulting from internal growth of information technology services and software. Revenue from domestic operations decreased to $8.4 million for the nine months ended November 30, 1998 as compared to $10.2 million for the comparable period in the prior fiscal year, due primarily to decreased revenues relating to platform migration and transaction-processing software, as described above under "Revenue."

     Gross Profit. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and nine months ended November 30, 1998 and the comparable periods for the prior fiscal year.

                                                                           THREE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                               11/30/98                        11/30/97
                                                               --------                        --------
                                                                (in thousands, except percentage data)
                                                             GROSS PROFIT                    GROSS PROFIT
                                                             ------------                    ------------
                                                           $               %               $              %
                                                           -               -               -              -
Information Technology Services....................    $ 2,107            56.3         $ 2,339            88.5
                                                       -------                         -------

Equipment:
  Transaction-processing...........................        761            40.1             343            18.2
  Other............................................         62            11.2              32             6.5
                                                       -------                         -------
Total Equipment....................................        823            33.6             375            15.8
                                                       -------                         -------

Software:
  Platform Migration...............................        646            80.4             255            73.4
  Transaction-processing...........................        (15)          (71.4)            678            82.1
  Other............................................      1,228            79.3             687            66.3
                                                       -------                         -------
Total Software.....................................      1,859            78.4           1,620            64.0
                                                       -------                         -------

Total Gross Profit.................................    $ 4,789            55.9         $ 4,334            57.4
                                                       =======                         =======

                                                                           NINE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                                11/30/98                        11/30/97
                                                                --------                         -------
                                                                (in thousands, except percentage data)
                                                              GROSS PROFIT                    GROSS PROFIT
                                                              ------------                    ------------
                                                            $               %               $              %
                                                            -               -               -              -
Information Technology Services....................     $ 7,009            78.8         $ 5,946            88.6
                                                        -------                         -------

Equipment:
  Transaction-processing...........................       1,748            28.7           1,481            21.6
  Other............................................         291            21.5             127            12.6
                                                        -------                         -------
Total Equipment....................................       2,039            27.4           1,608            20.4
                                                        -------                         -------

Software:
  Platform Migration...............................       1,226            54.9           1,217            49.3
  Transaction-processing...........................        (171)         (126.7)          1,535            80.3
  Other............................................       2,741            70.9           1,761            63.2
                                                        -------                         -------
Total Software.....................................     $ 3,796            60.9         $ 4,513            63.0
                                                        -------                         -------

Total Gross Profit.................................     $12,844            56.9         $12,067            55.5
                                                        =======                         =======

     Gross profit margins for services and equipment vary from quarter to quarter depending on customer demands and product mix. The types of equipment the Company sells are generally commodity products. Information technology services gross profit margin, which does not include salary costs, increased for the nine month period due primarily to increases in software related services revenue for the nine months ended November 30, 1998 compared to the same period in the prior fiscal year, which have higher gross profit margins than hardware related services, which remained fairly constant for that same period.

     Platform-migration profit margins changed to 80.4% and 54.9% for the three and sixnine month periods ended November 30, 1998, respectively from 73.4% and 49.3% for the comparable periods in the prior fiscal year, respectively. These changes are principally due to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL400 product. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

     Transaction-processing gross profit margins are expected to improve over subsequent quarters due to reorganization of the UniPay facility; however, there can be no assurance that any improvements will be achieved.

     Gross margins for other software products changed to 79.3% and 70.9% for the three and nine months ended November 30, 1998, respectively, compared to 66.3% and 63.2% for the comparable periods in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Gross margins for these products have increased due to the increase in related annual support fees and as more customers are added, as discussed earlier in "Revenue".

     Selling, General, & Administrative Expenses. Selling, general, and administrative expenses increased to $4.3 million and $12.4 million for the three and nine months ended November 30, 1998, respectively from $4.2 million and $10.4 million for the comparable periods in the prior fiscal year, respectively. The increase is related to increases in salary and related expenses which are attributable to new employees hired since November 30, 1997 as well as in part to increased competition for qualified skilled workers in the Northern Ireland market. This competition from new businesses in Northern Ireland has caused increases in salary costs in order to retain key employees as well as recruit new workers. $0.5 million and $1.5 million of this increase for the three and nine month periods, respectively, is attributable to the acquisition of ICM in January 1998. Operating expenses as a percentage of total revenue were 50.1% and 55.1% for the three and nine months ended November 30, 1998, respectively, as compared to 55.4% and 47.8% for the comparable periods in the prior fiscal year.

     Other Expenses. Interest the primary component of other expenses was $84,000 and $379,000 for the three and nine months ended November 30, 1998, respectively from $91,000 and $220,000 for the comparable periods in the prior fiscal year, respectively. The increase in interest expense is related to additional borrowings on the Company's lines of credit and other short-term borrowings to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has met its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland. At November 30, 1998, the Company had approximately $1.0 million in cash and equivalents as compared to $3.9 million at February 28, 1998, $3.0 million of which was restricted as of February 28, 1998.

     The Company generated negative operating cash flows of $0.8 million for the nine months ended November 30, 1998. The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company has minimum covenant requirements that must be met by February 28, 1999. The Company maintains a series of working capital lines of credit with maximum borrowing available of $7.2 million in the United Kingdom which are secured by certain accounts receivables, inventories, and other assets of the Company. The lines of credit are utilized for short-term borrowing for general corporate use. From time to time, the bank in the United Kingdom allows the borrowing under such lines to be in excess of the maximum to accommodate the Company's peaks in spending. The total outstanding balance on the line of credit was fully utilized at a variable rate based on the lending bank's base lending rate plus 1.75% as of November 30, 1998. While there can be no assurance, the Company expects to be able to meet these covenants as well as be able to renew or replace these facilities in the ordinary course of business.

     During the nine months ended November 30, 1998, the Company expended $0.9 million for capital improvements. Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of November 30, 1998.

     On October 7, 1998, the Company obtained $3.0 million of financing through the sale of 3,000 shares of Series A Convertible Preferred Stock, par value $1.00 per share, and issued warrants for 102,127 shares of the Company's Common Stock. See "Recent Sales of Unregistered Securities" and "Subsequent Events."

     On December 17, 1998, UniComp completed the sale of Assets of the Company's Northern Ireland subsidiary, Aurora UniComp Limited, to Aurora SX3 Limited.
See "Subsequent Events."   The consideration paid to the Company was as follows:
(i) approximately 4.0 million pounds sterling (approximately $ 6.6 million U.S. as of December 17, 1998), of which 0.2 million pounds sterling (approximately $
0.3 million U.S. as of December 17, 1998) is being withheld pending final calculation of certain completion accounts as set forth in detail in the Sale Agreement; and (ii) assumption of debt of Aurora UniComp Limited totaling approximately 3.3 million pounds sterling (approximately $ 5.5 million U.S. as of December 17, 1998). In addition, Aurora SX3 Limited and UniComp Holdings
(UK) Limited executed and entered into a two-year loan whereby Aurora SX3 Limited loaned 0.75 million pounds sterling (approximately $ 1.2 million U.S. as of December 17, 1998) to UniComp Holdings (UK) Limited (the "Loan") and agreed to loan an additional 0.25 million pounds sterling after UniComp Holdings (UK) Limited timely meets the first twelve installment payments. The Loan bears annual interest at the rate of .5% above the base lending rate of the Bank of Ireland and the Loan shall be repaid in twenty-four equal monthly installment
payments of principle and Interest.   See "Subsequent Events."

     On December 18, 1998, the Company repurchased from certain shareholders 90,786 shares of the Company's Common Stock that were issued in connection with the ICM acquisition for 456,875 Irish pounds sterling (approximately $679,000 as of December 18, 1998).

     On December 3, 1998, the Company repurchased from certain shareholders 38,857 shares of the Company's Common Stock that were issued in connection with the Novatek acquisition for $126,285.

     The Company received grants to fund research and development from the government of Northern Ireland of approximately $0.3 million for the nine months ended November 30, 1998. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

YEAR 2000 COMPLIANCE

The Problem. The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g. 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

Readiness Efforts. In 1998, a comprehensive project plan to address the Year 2000 issue as it relates to the Company's operation was developed and implemented. The scope of the plan includes seven phases including Awareness, Identification, Impact Analysis, Risk Evaluation, Remediation, Testing and Contingency Planning.

An assessment of the impact of the Year 2000 issue on the Company's computer hardware systems has recently been completed. From the assessment, the Company has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations. The Company is currently in the process of assessing its computer hardware systems and will be completed with such assessment by September 30, 1999.

The Company relies on third party vendors and service providers for certain data processing capabilities. Formal communications with these providers to assess the Year 2000 readiness of their products and services is currently in process. The Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely Year 2000 compliant.

Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers and suppliers. Formal communications and the assessment is moving forward on schedule.

Current Status. The Company estimates that its Year 2000 readiness project is approximately 69% complete. The following table provides a summary of the current status of the seven phases involved and a projected timetable for completion.

                        Project
Project Phase           % Completed       Completion                Comments
----------------------  ------------  ------------------  -----------------------------

Awareness               100%          Completed
Identification          100%          Completed
Impact Analysis         100%          Completed
Risk Evaluation          60%          April 30, 1999      Suppliers & service providers
                                                          are being evaluated.
Remediation              75%          September 30, 1999  All critical systems are
                                                          completed.
Testing                  50%          September 30, 1999  Involves ongoing testing of
                                                          critical systems
Contingency Plan         60%          September 30, 1999

Overall Completion
Estimate                 69%


Costs. The Company has thus far primarily used and expects to continue to primarily use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses and expenses related to normal enhancements of the Company's software products, for Year 2000 remediation and testing of its computer systems will not be material in amount over the three-year period from 1997 through 1999. Not included in this estimate is the cost to replace fully depreciated systems during this period, which occurs in the normal course of business and is not directly attributable to the Year 2000 issue.

The costs and the timetable in which the Company plans to complete the Year 2000 readiness activities are based on management's estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

Risk Assessment. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course of business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company. No assurance can be given, however, that all of the Company's systems, and those of significant customers and suppliers, will be Year 2000 compliant or the failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company.

Contingency Plan. Realizing that some disruption may occur despite its efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company expects to have the contingency plan substantially documented by September 30, 1999.

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

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE.

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

     In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A Convertible Preferred Stock if the shares of Common Stock of the Company to be issue would exceed 1,576,000 shares of Common Stock. The Company also has the certain optional redemption rights, including, but not limited to, the right to redeem the outstanding shares of Series A Convertible Preferred Stock at a premium of 116% of the issue price.

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

(d)  Not required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        Exhibits                                 Description
            3.1        UniComp, Inc. Articles of Amendment to the Articles of Incorporation,
                       previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
            4.1        UniComp, Inc. Articles of Amendment to the Articles of Incorporation, filed herewith as Exhibit 3.1, previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
            4.2        The Cruttenden Roth Bridge Fund, LLC Warrant, previously filed with the
                       August 31, 1998 Form 10-Q and incorporated herein by reference.
            4.3        Advantage Fund II Ltd. Warrant , previously filed with the August 31, 1998
                       Form 10-Q and incorporated herein by reference.
            4.4        Subscription Agreement dated as of October 7, 1998 by and between UniComp,
                       Inc. and Advantage Fund II Ltd., previously filed with the August 31, 1998
                       Form 10-Q and incorporated herein by reference.
            4.5        Registration Rights Agreement dated as of October 7, 1998 by and between
                       UniComp, Inc. and Advantage Fund II Ltd., previously filed with the August
                       31, 1998 Form 10-Q and incorporated herein by reference.
           10.1        Stock Repurchase Agreement  by and among the Company, The Governor and
                       Company of the Bank of Ireland, DCC Business Expansion Fund Limited, DCC PLC,
                       Smurfit Venture Investments Limited, and Enterprise Ireland, dated December
                       18, 1998.
           27.1        Financial Data Schedule


(b) A report on Form 8-K was filed on January 4, 1999 in connection with the sale of certain assets of Aurora UniComp Limited to Aurora SX3 Limited.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.

/s/ HUGH MOORE                            January  18, 1999
-------------------------                 -----------------
Hugh Moore                                Date
Vice President of Finance
Chief Accounting Officer