Form 10-K405
period 1999-02-28
UNICOMP INC
filed 1999-06-14
CIK 792341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999
                                       or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

       Securities registered pursuant to Section 12(b) of the Act: "None"
           Securities registered pursuant to Section 12(g) of the Act:

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33,000,000 on June 9, 1999.

The number of shares outstanding of the Registrant's Common Stock as of June 9, 1999 was 7,564,553.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Specified sections of the registrant's 1999 Proxy Statement in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         UniComp, Inc. (the Company), founded in 1985, develops, markets and supports platform-migration, vertical market applications and e-commerce payment processing systems for Windows NT and UNIX-based computer systems and point of transaction processors worldwide. The Company licenses its technology to a cross section of industries including manufacturing, distribution, transportation, public-sector, point of sale and transaction processors. Additionally, the Company provides installation, training, and systems integration, serving a worldwide network of end user customers, dealers and distributors. The Company's strategy is to emphasize its software products, acquire synergistic technologies and businesses, and to expand its services business within its existing geographic markets.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1993, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Results" discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

REPORTABLE SEGMENTS

         The Company's business units have been aggregated into three reportable segments: (1) Platform-Migration Software; (2) Transaction-Processing; and (3) Other Professional Services, Vertical market applications, and Equipment Sales. Financial information by reportable segment for each of the three years ended February 28 is included in Note 11 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

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

         In response to the demand for software applications capable of running on multiple computing platforms, the Company has developed platform-migration software that rehosts code written for certain proprietary platforms to open computing platforms. The Company believes that its rehosting solution allows businesses and independent software vendors (ISV's) to migrate their software applications to open systems in a more cost-effective manner than competing methodologies. Rehosting enables businesses to retain their investment in existing software and databases. Rehosting also allows ISV's to expand their market opportunities without replacing or rewriting applications, retraining or replacing software developers or incurring the cost and disruption of re-engineering their products.

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

         OTHER PROFESSIONAL SERVICES, VERTICAL MARKET APPLICATIONS AND EQUIPMENT SALES

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

         The Company provides computer equipment to the transaction-processing market in North America and to the corporate market worldwide. The Company began providing computer equipment for the transaction-processing industry with the acquisition of Novatek Corporation (Novatek) in fiscal year 1998. The Company also provides computer equipment to the corporate market worldwide, which is generally supplied as an adjunct to its software and services.

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

         In December 1998, the Company acquired for approximately $403,000 a United Kingdom company, Carlton Software Productions Limited, which develops, sells and supports IBM AS/400 Systems management software tools.

ACQUISITION SUBSEQUENT TO YEAR-END

         In January 1999, the Company acquired a $.6 million note receivable from Continuum Technology Corporation ("Continuum"). Consideration consisted of $.2 million in cash and accounts receivable of $.4 million. The note receivable is classified as other assets in the accompanying balance sheet at February 28, 1999. In March 1999, the Company purchased 97.5% of Continuum's outstanding common stock. Consideration consisted of $259,361 in cash, 8% notes payable aggregating $572,128, and 200,000 shares of the Company's common stock.

DISPOSITION

         On December 17, 1998, the Company completed the sale of substantially all of the assets of the Company's Northern Ireland subsidiary, Aurora UniComp Limited ("Aurora"), to Aurora SX3 Limited. Aurora was a reseller of computer equipment to the educational marketplace. Consideration consisted of approximately $6.3 million in cash and assumption of debt totaling approximately $5.5 million. The assets disposed of included, but were not limited to, the plant machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, investments and intellectual property rights. Aurora was a combination of the CEM acquisition, in 1997, ADVEC in 1995 and CMI, one of the ICS Computing Group subsidiaries acquired in 1993.

DISPOSITION SUBSEQUENT TO YEAR-END

         In June 1998, the Company contributed accounts receivable of $.5 million for a 67% ownership in a newly formed entity engaged in retail electronic commerce. In April 1999, the Company sold its ownership percentage to the minority shareholder for a $.7 million note receivable bearing interest at 8.5%. The note is receivable in monthly installments of $5,000-$10,000 per month with a final payment of $240,000 due August 2003. The note is secured by the assets of the venture and the personal guarantee and pledged assets of the purchaser. The gain of $.2 million on the sale will be recognized as cash is received.

MARKETS

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

         Development of software applications intended for use on IBM's midrange computing platforms continues, assisted by more than 8,000 ISV's that IBM estimates develop and market software applications for the AS/400 platform.

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

         Since the late 1980's, vendors of hardware and, to a lesser extent, software have experienced recognizable price reductions of their products due to increased competition and the availability of alternative operating systems. The Company believes that decreasing prices and increasing functionality in information technology products have also led to increased market acceptance of open systems and customer demand for software applications based on such systems.

         Changing computing platforms from proprietary to open or portable systems often results in significant disruption of business operations as users are retrained and errors in the new software are discovered and corrected. Even more critical to many businesses is the potential loss of data contained in existing databases that may result from a change to new software applications. ISV's must adapt to customer demands associated with increased popularity of new computing platforms. ISV's that have developed successful AS/400 software applications are faced with the challenge of migrating their products to new platforms to meet customer demands while maintaining their existing customer base for software applications running on the AS/400 platform. Additionally, the users that have legacy systems which are highly customized may not be able to acquire a new packaged product that meets their business needs. For those reasons both ISV's and users need the ability to migrate those legacy applications to newer computing platforms.

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

          OTHER PROFESSIONAL SERVICES, VERTICAL MARKET APPLICATIONS INFORMATION TECHNOLOGY SERVICES AND EQUIPMENT SALES

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

         The Company provides computer equipment to the transaction-processing market and as an adjunct to their software and services customers. The Company began providing computer equipment for the transaction-processing industry with the acquisition of Novatek in fiscal year 1998. The primary market for the Company's transaction-processing equipment is the United States. The Company also provides computer equipment to the corporate market worldwide, which is generally supplied as an adjunct to its software and services sales.

PRODUCTS AND SERVICES

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

DEVELOPER INTERFACE        The UNIBOL systems offer software developers many
                           System/36-style and AS/400-style development tools,
                           as well as access to native UNIX development
                           facilities. This feature facilitates the transition
                           from a System/36 or AS/400 development environment to
                           a UNIBOL environment on new computing platforms and
                           allows further development of migrated applications
                           software.

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

         The Company believes its Universal Payment Software to be the most critical component of its transaction-processing systems. The Universal Payment Software facilitates transaction-processing at merchant locations and operates on a variety of hardware platforms, including personal computers, the Company's Universal Payment Adapter Master Controller and certain electronic cash registers (ECR's). The Universal Payment Software facilitates a variety of functions, including credit, debit and purchase-card processing, check authorization and guarantee, signature capture, communication and retrieval and address verification.

         The Company also designs, develops and markets a variety of ancillary hardware, software and related systems that comprise certain of its transaction-processing systems. The Company's Universal Terminal Software acts as the application environment for a variety of point-of-sale peripherals, while the Universal Payment Host resides on a personal computer located at the payment transaction processor and collects data for authorization and settlement processing on the host computer as well as performs signature capture and retrieval functions. The Company's Universal Payment Adapter Master Controller and Universal LAN Adapter products provide the hardware platforms on which the Universal Payment Software operates and support connectivity with up to 63 peripheral devices, including several types of point-of-sale terminals, ECR's, printers and other devices, as well as entire local area networks. The Company's Universal BackRoom Software for Windows allows the gathering of sales and inventory data, generated from various point-of -sale registers at multiple stores, at a single location. This information can be used to generate a variety of reports that can be transmitted to a central location, such as a corporate office. The Company's Universal Register Software is a touch screen point-of-sale system, initially targeted at fast food outlets. This system can also support credit and debit cards, as well as frequent shopper programs.

         The Company is developing enhancements and add-ons to its transaction-processing systems to provide data collection for time and attendance reporting, inventory ordering, coupon processing, electronic benefits processing and remote bill paying.

          OTHER PROFESSIONAL SERVICES, VERTICAL MARKET APPLICATIONS AND EQUIPMENT SALES

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

         The Company is a distributor of point-of-sale equipment in the United States. In addition, it repairs and remanufactures point-of-sale equipment for resale. The Company provides a wide variety of computer equipment to the corporate marketplace.

PRODUCT DEVELOPMENT AND ENHANCEMENT

         The computer industry is characterized by rapid technological change in computer hardware, operating systems and software. To keep pace with this change the Company dedicates considerable resources in the development of new product development and product enhancement. The majority of the Company's research and development for platform migration software is performed in the United Kingdom while research and development for its transaction-processing systems is performed in the United States.

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

MARKETING AND DISTRIBUTION

         PLATFORM-MIGRATION SOFTWARE

         As of February 28, 1999, the Company marketed and sold its platform-migration software through 14 direct sales and marketing personnel. UNIBOL's direct sales and marketing force operates from the Company's offices in Belfast, Northern Ireland, Atlanta, Georgia and Dallas, Texas. The Company markets its UNIBOL products and services through telemarketing, direct mail, public relations, advertising programs, seminars, audio conferences, trade shows, newsletters and its internet homepage. In addition, the Company markets its platform-migration software through ISV's and independent distributors in over 30 countries. The Company has entered into strategic relationships with major UNIX hardware system vendors, including Hewlett-Packard, Siemens Nixdorf and Data General, as well as certain database providers such as Oracle. The Company believes that its multi-channel distribution strategy enables it to effectively market its platform-migration software to a wide range of potential customers.

         According to industry sources, there are more than 8,000 ISV's currently supporting applications software for the AS/400 platform. The Company believes that, by using the UNIBOL400 system, ISV's will be able to offer their software applications on open systems and other portable platforms. The Company believes it can accelerate market acceptance of its UNIBOL400 product by leveraging its reputation in the System/36 market and focusing on the ISV distribution channel. The Company also believes that, by using the ISV distribution channel, it will derive licensing revenue from both the initial sale to an ISV of the UNIBOL400 developer kit and from subsequent license fees payable when an ISV licenses its migrated applications to end users.

         TRANSACTION-PROCESSING SYSTEMS

         As of February 28, 1999, the Company marketed and sold its transaction-processing systems through 7 direct sales and marketing personnel. Because the target market for the Company's transaction-processing systems consists of a small number of large transaction processors and point-of-sale hardware and software vendors, the Company's direct sales staff markets its transaction-processing systems largely through system demonstrations, trade shows and collateral sales materials.

           OTHER PROFESSIONAL SERVICES, VERTICAL MARKET APPLICATIONS AND EQUIPMENT SALES

         As of February 28, 1999, the Company marketed and sold computer equipment, vertical market application and professional services through 10 direct sales and marketing personnel. Specific marketing programs vary by target customer. The Company believes that its direct sales approach, including having Company project managers serve as client-relationship managers, lead to better account penetration and management, better communications and long-term relationships with its clients and greater opportunities for follow-on sales of products and services to its existing client base. To date, the Company has focused its sales and marketing efforts for computer equipment and professional services primarily on businesses in Northern Ireland and vertical market applications and the related services to businesses in the United Kingdom and the rest of Europe.

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

         OTHER PROFESSIONAL SERVICES, VERTICAL MARKET APPLICATIONS AND EQUIPMENT SALES

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

         The Company faces competition in the corporate market for computer equipment. The Company generally provides hardware to the corporate market. The Company faces direct competition from outside computer equipment providers, since the software or service customer is under no obligation to purchase the equipment from the Company. However, due to the convenience of negotiating with one vendor, the Company's competitive pricing with other hardware providers and the quality software and services the Company provides, the Company believes it compares favorably with its competitors.

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

SEGMENT INFORMATION

         The Company operates in three business segments; platform-migration software, transaction-processing systems and other professional services, vertical market applications and equipment sales. The following table illustrates the total revenue dollars (in thousands) represented by the Company's products and services by business segment.

                                                        Dollars (In Thousands), Fiscal Year Ended
                                       February 29, 1997          February 28, 1998            February 28, 1999
                                       -----------------          -----------------            -----------------
Platform-Migration                         $ 4,572                    $ 7,701                      $  8,437
Transaction-Processing                       2,078                     11,654                         8,143
Other Professional Services                 14,398                      8,707                        12,999
                                           -------                    -------                      --------
                                           $21,048                    $28,062                      $ 29,579
                                           -------                    -------                      --------
                                           -------                    -------                      --------

         The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates the total revenue dollars (in thousands) represented by the Company's products and services in the United States and the United Kingdom. Operating income (loss) and identifiable assets are also presented.

                                                      Dollars (In Thousands), Fiscal Year Ended
                                     February 29, 1997            February 28, 1998            February 28, 1999
                                     -----------------            -----------------            -----------------
Revenues
    United States                        $ 10,762                     $ 13,100                     $ 10,416
    United Kingdom                         10,286                       14,962                       19,163
                                         --------                     --------                     --------
                                         $ 21,048                     $ 28,062                     $ 29,579
                                         --------                     --------                     --------
                                         --------                     --------                     --------
Operating Income (loss)
     United States                       $    954                     $(1,743)                     $ (1,836)
     United Kingdom                           225                       1,535                         1,155
                                         --------                     --------                     --------
                                         $  1,179                     $  (208)                     $   (681)
                                         --------                     --------                     --------
                                         --------                     --------                     --------

Identifiable Assets
     United States                       $ 10,411                     $ 12,622                     $ 16,303
     United Kingdom                        21,054                       21,984                       13,912
                                         --------                     --------                     --------
                                         $ 31,465                     $ 34,606                     $ 30,215
                                         --------                     --------                     --------
                                         --------                     --------                     --------


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

BACKLOG

         Due to the nature of the Company's business, the Company maintains minimal backlog. It is anticipated that most of the fiscal year 1999 backlog will be realized as revenue in fiscal year 2000.

EMPLOYEES

         As of February 28, 1999, the Company employed approximately 350 full time equivalents in the United Kingdom and the United States. The Company believes that its relationship with its employees is good. None of the Company's employees are subject to collective bargaining agreements.

DEPENDENCE ON SUPPLIERS

         Most of the Company's parts and assemblies are readily available through multiple sources in the open market, however, a limited number are available only from a single source. In these cases, the Company stocks a substantial inventory, or obtains the agreement of the vendor to maintain adequate stock for future demands, and/or attempts to develop alternative components or sources where appropriate.

INTELLECTUAL PROPERTY

         UniComp maintains a significant intellectual property estate, including some patents and extensive proprietary knowledge of products and systems. The Company has applied for federal and international trademark protection for numerous marks. Although management believes that the patents and trademarks associated with the Company's various product lines are valuable to the Company, it does not consider any of them to be essential to its business.

ITEM 2.  PROPERTIES

         The Company leases office space in Marietta, Georgia, which totals approximately 10,745 square feet at an aggregate annual cost of approximately $237,000. The lease expires in September 2000 and contains a renewal option for one additional three-year term. The Company also owns office and warehouse space in Murphy, North Carolina and Coral Springs, Florida. The North Carolina facility is under an 8.83% fixed rate mortgage loan with an outstanding balance as of February 28, 1999 of $279,000. Annual payments on this loan are approximately $36,000. The Florida facility is under an 8.86% fixed rate mortgage loan with an outstanding balance as of February 28, 1999 of $289,000. Annual payments on this loan are approximately $36,000.

         The Company leases a facility in Belfast, Northern Ireland, totaling approximately 25,200 square feet of office and warehouse space at an annual cost of approximately $303,000 under a lease expiring September, 2002. The Company also owns a facility in Belfast, Northern Ireland under a 10-year 7.25% variable rate mortgage loan with an outstanding principal balance as of February 28, 1999 of approximately $476,000. The annual payments on this loan are approximately $72,000.

         The Company believes that its current facilities are either adequate to meet its needs for the foreseeable future or that adequate space is readily available in all geographical areas in which the Company does business.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any material legal proceeding and, to management's knowledge, no material legal proceeding is threatened against the Company. However, the Company is involved from time to time in routine legal matters incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 28, 1999.

                                     PART II


ITEM 5.  MARKET OF REGISTRANT'S COMMON STOCK AND RELATED MATTERS

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "UCMP". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported by the Nasdaq National Market. Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions.

                                                                                                    HIGH      LOW
FISCAL YEAR 1999
Fourth Quarter ended February 28, 1999.........................................................     $ 5.00    $ 2.68
Third Quarter ended November 30, 1998..........................................................       3.81      2.00
Second Quarter ended August 31, 1998...........................................................       6.62      1.93
First Quarter ended May 31, 1998...............................................................       7.18      4.53

FISCAL YEAR 1998
Fourth Quarter ended February 28, 1998.........................................................     $ 9.88    $ 6.13
Third Quarter ended November 30, 1997..........................................................      11.50      7.63
Second Quarter ended August 31, 1997...........................................................       9.63      6.63
First Quarter ended May 31, 1997...............................................................       8.56      5.38


         On June 9, 1999 the closing sale price of the Common Stock on the Nasdaq National Market was $5.50 per share. As of June 9, 1999, there were approximately 550 owners of record of the Common Stock. Because many of such shares may be held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

DIVIDEND POLICY

         The Company has never paid cash dividends on the Common Stock, and presently intends to retain any future earnings to finance its operations and expand its business. It therefore does not anticipate paying cash dividends for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statement of operations data for the fiscal years ended February 28, 1997, February 28, 1998 and February 28, 1999 and with respect to the Company's balance sheet data at February 28, 1998 and February 28, 1999 are derived from the audited consolidated financial statements of the Company included elsewhere herein and are qualified by reference to such consolidated financial statements and notes thereto. The selected consolidated financial data with respect to the statement of operations data for February 28, 1995 and 1996 and the balance sheet data at February 28, 1995, 1996 and 1997 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                     Fiscal Year Ended
                                     ---------------- ---------------- --------------- --------------- ----------------
                                            Feb. 28,         Feb. 29,        Feb. 28,        Feb. 28,         Feb. 28,
                                                1995             1996            1997            1998             1999
                                                ----             ----            ----            ----             ----
STATEMENT OF OPERATIONS DATA:                              (in thousands except per share data)
Total revenue..................             $ 15,652         $ 19,311        $ 21,048        $ 28,062        $  29,579
Gross profit...................                8,841           12,576          10,494          15,373           16,958
Operating income...............                1,972            1,827           1,179            (208)            (681)
Income (loss) before taxes from
 continuing operations.........                1,894            1,595             948            (562)          (1,692)
Net income (loss) from continuing
 operations....................             $  1,396         $  1,391        $    912        $   (902)        $ (1,891)
Basic earnings per share from
 continuing operations.........             $   0.25         $   0.25        $   0.14        $  (0.12)        $  (0.30)
Diluted earnings per share from
 continuing operations.........             $   0.25         $   0.23        $   0.13        $  (0.12)        $  (0.30)
Weighted average shares........                5,499            5,672           6,465           7,727            7,802
Weighted average shares assuming
dilution.......................                5,690            6,064           6,865           7,727            7,802

BALANCE SHEET DATA:
Total assets...................             $ 10,419         $ 18,340        $ 24,665        $ 34,606        $  30,215
Working capital (deficit)......                (481)            1,306           1,203             435            2,202
Debt, including current portion                1,663            4,496           6,086           9,063            6,153
Total shareholders' equity.....                3,449            6,220          14,465          16,293           15,808

         The statement of operations data and balance sheet data presented above have been restated to give retroactive effect to the merger with Smoky Mountain Technologies on April 16, 1996, and the merger with Novatek on November 29, 1997, both of which have been accounted for as a pooling-of-interests transactions. They also have been restated to reflect the disposition of Aurora on December 17, 1998 (See Note 2 of the Notes to the financial statements.)

         During fiscal year 1995, the Company experienced a lower than normal effective tax rate of 23.3%, as a result of reductions in the valuation allowance on deferred tax assets. In fiscal year 1996, the Company recognized a credit to tax expense of $0.3 million related to the recognition of the remaining deferred tax asset in the United States when the Company determined that it was more likely than not that the deferred tax asset would be realized in future periods, resulting in a lower than normal tax rate of 9.0% for that year. During fiscal year 1997, the Company recognized an income tax credit of $0.3 million related to recognition of previously unrecognized deferred tax assets in the United Kingdom when it was determined that it was more likely than not that the deferred tax assets would be realized in future tax periods, resulting in a lower than normal tax rate of 17.0% for that year. During fiscal year 1998, the Company recorded a valuation allowance of $0.5 million for the deferred tax asset in the US, resulting in recording a tax expense of $0.4 million for the fiscal year, despite having a loss before provision for income taxes. During fiscal year 1999, the Company recorded a valuation allowance of $1.0 million for the deferred tax asset in the U.S., resulting in recording a tax expense of $0.2 million for the fiscal year, despite having a loss before provision for income taxes.

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

OVERVIEW

         UniComp provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform-migration software and transaction-processing systems to users worldwide. In fiscal year 1999, the Company generated $29.6 million in total revenue, of which $9.3 million was derived from sales of computer equipment and $11.8 million was derived from information technology services. The remaining $8.5 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products. The Company expects revenue from software licensing to increase as a percentage of total revenue in the future as these relatively new software products penetrate their target markets and gain market acceptance.

         Approximately 49%, 53% and 65% of the Company's revenue was derived from its international operations in fiscal years 1997, 1998, and 1999, respectively. Denomination of the Company's revenue and expenses are generally in corresponding currencies. As a result, to date, the Company has not hedged against foreign currency exchange rate risks.

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

         Selling, general and administrative expenses include salaries and related costs for all employees, travel, costs associated with internal equipment, sales commissions, premises and marketing costs, general office and administrative costs, and the amortization of goodwill. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction in capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future. Although the Company expects the dollar amount of selling, general and administrative expenses to increase as the Company grows, it anticipates that these expenses will remain constant or decrease as a percentage of total revenue from fiscal 1999 levels.

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

         Prior to the merger, Novatek prepared its financial statements based on a December 31 year-end. As a result, the restated historical financial statements include the Company's historical results of operations for the year ended February 28, 1997 combined with Novatek's historical results of operations for the year ended December 31, 1996.

RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations from continuing operations in dollars and as a percentage of total revenue for the fiscal years ended February 28, 1997, February 28, 1998 and February 28, 1999.

                                                                Fiscal Years Ended
                                          ----------------------------------------------------------------
                                                2/28/97               2/28/98               2/28/99
                                                -------               -------               -------
                                               (in thousands, except per share and percentage data)
     Total Revenue......................    $ 21,048    100.0%   $ 28,062     100.0%   $ 29,579    100.0%
     Cost of sales......................      10,554     50.1      12,689      45.2      12,621     42.7
                                              ------    -----       ------    -----      ------    -----
     Gross profit.......................      10,494     49.9       15,373     54.8      16,958     57.3
     Operating expenses.................       9,315     44.3       15,581     55.5      17,639     59.6
                                              ------    -----       ------    -----      ------    ----
     Operating income (loss)............       1,179      5.6         (208)     (.7)       (681)    (2.3)
     Other expenses (income)............         231      1.1          354      1.3       1,011      3.4
                                              ------    -----       ------    -----      ------    -----
     Income (loss) before taxes.........         948      4.5         (562)    (2.0)     (1,692)    (5.7)
     Provision for taxes................          36      0.2          340      1.2         199      0.7
                                              ------    -----       ------    -----      ------    -----
     Net income (loss)..................      $ 912       4.3%    $   (902)    (3.2)%  $ (1,891)    (6.4)%
                                              ------    -----       ------    -----      ------    -----
                                              ------    -----       ------    -----      ------    -----


         FISCAL YEAR ENDED FEBRUARY 28, 1999 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1998

         REVENUE. Revenue for fiscal year 1999 increased to $29.6 million compared to $28.1 million for fiscal year 1998, an increase of $1.5 million, or 5.3%. The increase is due to inclusion of a full year's results in fiscal 1999 from the ICM acquisition.

         EQUIPMENT REVENUE

         The following table summarizes the revenue generated from sales of computer equipment for the year ended February 28, 1999 and the comparable periods from the prior fiscal year.

                                              12 Months Ended       Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/98      2/28/99        $           %
                                           -------      -------     -------    -----
                                              (in thousands, except percentage data)
     Transaction-processing Equipment...      $9,325      $ 7,122    $(2,203)   (23.6)%

     Other Equipment....................       1,536        2,153        617     40.2
                                            --------      -------    -------

     Total Equipment Revenue............    $ 10,861      $ 9,275    $(1,586)   (14.6)%
                                            --------      -------    -------
                                            --------      -------    -------

         Revenue from the sale of transaction-processing equipment decreased $2.2 million or 23.6% in 1999 compared to the prior year due to current product market conditions.

         The increase in other equipment is generally supplied as an adjunct to software and services customers.

         SERVICES REVENUE

         Revenue from information technology services increased to $11.8 million for the fiscal year 1999 from $7.9 million for fiscal year 1998. This increase of $3.9 million was in part due to $1.8 million of additional service revenue generated by ICM for fiscal year 1999. The remainder of the increase is due to normal increases in the sales prices of the services revenues to pass on the higher cost of labor.

         SOFTWARE REVENUE

         The following table summarizes the revenue from software licensing and support for the year ended February 28, 1999 and the comparable period from the prior fiscal year.

                                            Twelve Months Ended     Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/98      2/28/99        $           %
                                           -------      -------      -----       -----
                                              (in thousands, except percentage data)
     Initial License Fees:
           Platform Migration...........     $ 1,872      $1,850     $   (22)     (1.2)%
           Transaction-processing.......       2,077         108      (1,969)    (94.8)
           Other........................         897       1,383         486      54.2
                                             -------      ------     -------
     Total Initial License Fees.........     $ 4,846      $3,341     $(1,505)    (31.1)%
                                             -------      ------     -------

     Software Support Fees:
           Platform Migration...........     $ 1,336        $973     $  (363)    (27.2)%
           Transaction-processing.......          74          64         (10)    (13.5)
           Other........................       3,029       4,148       1,119      36.9
                                             -------      ------     -------
     Total Software Support Fees........     $ 4,439      $5,185     $   746      16.8%
                                             -------      ------      ------

     Total Software Revenue.............     $ 9,285      $8,526     $  (759)     (8.2)%
                                             -------      ------      ------
                                             -------      ------      ------

         Revenue generated from platform migration systems was $2.8 million for fiscal year 1999 as compared to $3.2 million for the prior year. Platform migration revenue by major product class is as follows.

                                            Twelve months ended     Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/98      2/28/99        $           %
                                           -------      -------      -----       -----
                                              (in thousands, except percentage data)
     UNIBOL36...........................     $ 2,370       $2,095     $ (275)     (11.6)%
     UNIBOL400..........................         838          728       (110)     (13.1)
                                             -------       ------     ------
     Total Platform Migration Revenue...     $ 3,208       $2,823     $ (385)     (12.0)%
                                             -------       ------     ------
                                             -------       ------     ------

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

         Sales of the UNIBOL400 product began to slow in the second half of the current fiscal year as end-users were waiting for additional functionality and enhancements to the product. The Company completed these enhancements during the fourth quarter of fiscal year 1999 and did not have substantial UNIBOL400 revenue until after that time.

         Revenue generated from transaction-processing systems software was down in conjunction with the decrease in transaction processing equipment as explained in prior sections. Revenue generated from other software sales consists primarily of vertical market software products such as the Company's Distributex product, as well as other third party software products. Revenues for these products vary depending on customer demands and product mix. The large increase in software support fees is principally as a result of the Company's pricing structure for many of the vertical market applications having a lower initial license fee replaced with longer-term annual support fees, coupled with the number of new customers using these systems.

         INTERNATIONAL REVENUE. Revenue from international operations, principally in Northern Ireland, increased to $19.2 million for the fiscal year ended February 28, 1999 from $15.0 million for the prior fiscal year, an increase of $4.2 million, or 28%. The increase is primarily due to the acquisition of ICM which accounted for approximately $2.2 million in revenue for the fiscal year ended February 28, 1999 as compared to $0.4 million for the three months included in the prior fiscal year. The remaining increase is due to normal increases in the sales prices of the software and equipment sold.

         GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the fiscal year ended February 28, 1999 and the comparable period for the prior fiscal year.

                                                          Twelve Months Ended
                                               -------------------------------------------
                                                      2/28/98               2/28/99
                                                      -------               -------
                                                 (In Thousands, Except Percentage Data)
                                                    Gross Profit          Gross Profit
                                                    ------------          ------------
                                                     $           %         $         %
                                                    ---         ---       ---       ---
     Equipment:
          Transaction-processing Equipment           $ 2,313     24.8     $1,188     16.7
          Other Equipment...............                 368     24.0        869     40.4
                                                     -------    -----     ------    -----
     Total Equipment....................             $ 2,681     24.7%    $2,057     22.2%
                                                     -------    -----     ------    -----
     Information Technology Services....              $6,930     86.7%   $10,038     85.2%
                                                     -------    -----     ------    -----
                                                     -------    -----     ------    -----
     Software:
          Platform Migration............             $ 1,553     48.5     $1,237     43.8
          Transaction-processing........               1,443     67.1         58     33.5
          Other.........................               2,766     70.5      3,568     64.5
                                                     -------    -----     ------    -----
     Total Software.....................             $ 5,762     62.1%    $4,863     57.0%
                                                     -------    -----     ------    -----

     Total Gross Profit.................            $ 15,373     54.8%   $16,958     57.3%
                                                     -------    -----     ------    -----
                                                     -------    -----     ------    -----

         Gross profit margins for equipment and services vary depending on customer demands and product mix. The types of transaction processing equipment the Company sells are generally commodity products. As a result, overall profit margins for this type of equipment are declining. Other equipment is generally sold as an adjunct to software and service sales and as a result higher margins can be maintained. Information technology services gross profit margin, which does not include salary costs, has remained relatively unchanged.

         Platform migration profit margins decreased for fiscal year 1999 compared to the prior fiscal year. These declines are due principally to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL400 product, for which revenues have declined since the prior year, as described earlier. These margins are expected to improve in future periods as the enhanced versions of the UNIBOL400 product are released, the product begins to gain market acceptance and licensing revenues increase.

         Transaction-processing software gross profit margins declined slightly for fiscal year 1999 compared to the prior fiscal year. These declines are due principally to the decrease in revenues discussed previously. Gross margins for other software products decreased slightly to 64.5% for fiscal year 1999 compared to 70.5% in the prior fiscal year. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses as a percentage of total revenue increased to 59.6% for fiscal year 1999 as compared to 51.7% in the prior fiscal year tax an increase of $3.1 million. Approximately $2 million of the increase was due to the inclusion of the ICM acquisition for a full year in 1999. The remainder was primarily normal annual salary increases.

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

         OTHER EXPENSES. Interest, the primary component of other expenses, increased to $0.6 million for fiscal year 1999 from $0.4 million for fiscal year 1998, an increase of $0.2 million or 50%. The increase in interest expense was due primarily to continued borrowings on the Company's lines of credit to fund operations.

         TAXES. During fiscal years 1999 and 1998, the Company recorded valuation allowances of $1.0 and $0.5 million respectively, related to certain deferred tax assets that are not anticipated to be utilized through normal operating results. The effective income tax rate (income taxes expressed as a percentage of pretax income), excluding the valuation allowances, was 48.3% for fiscal year 1999, compared to 28.5% for fiscal year 1998.

         FISCAL YEAR ENDED FEBRUARY 28, 1998 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1997

         REVENUE. Revenue for fiscal year 1998 increased to $28.0 million compared to $21.0 million for fiscal year 1997, an increase of $7.0 million, or 33.3%.

         EQUIPMENT REVENUE

         The following table summarizes the revenue generated from sales of computer equipment for the year ended February 28, 1998 and the comparable periods from the prior fiscal year.

                                              12 Months Ended       Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/97      2/28/98        $           %
                                           -------      -------      -----       -----
                                              (in thousands, except percentage data)
     Transaction-processing Equipment...     $ 6,315    $  9,325     $ 3,010        47.7
     Other Equipment....................       1,476       1,536          60         4.1
                                             -------    --------     -------
     Total Equipment Revenue............     $ 7,791    $ 10,861     $ 3,070        39.4%
                                             -------    --------     -------
                                             -------    --------     -------

         Revenue from the sale of transaction-processing equipment, which was generated by the acquisition of Novatek, increased by 3.0 million or 47.7% for the fiscal year 1998 as compared to the prior fiscal year. Revenue increases are due to a trend of transaction-processing equipment manufacturers selling more through resellers and less direct sales. Novatek has been able to capitalize on this trend by providing a wide range of new and refurbished equipment to its customers and providing additional value added services. While the Company believes that this trend will continue for the forseeable future, there can be no assurance of such.

         SERVICES REVENUE

         Revenue from information technology services increased to $7.9 million for the fiscal year 1998 from $5.4 million for fiscal year 1997, an increase of $2.5 million. This increase is due to the fact that during the fiscal year 1998, the Company generated $2.8 million of revenue from year 2000 conversion services. The majority of the revenue generated from year 2000 conversion services was attributable to a long-term contract with DHL Worldwide Express.

         SOFTWARE REVENUE

         The following table summarizes the revenue from software, which includes both initial license fees and software support fees, for the year ended February 28, 1998 and the comparable period from the prior fiscal year.

                                            Twelve Months Ended     Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/97      2/28/98        $           %
                                           -------      -------      -----       -----
                                              (in thousands, except percentage data)
     Initial License Fees:
           Platform Migration...........     $ 2,019      $ 1,872    $ (147)       (7.3)%
           Transaction-processing.......       2,078        2,077        (1)       (0.0)
           Other........................         776          897        121       15.6
                                             -------      -------    -------
     Total Initial License Fees.........     $ 4,873      $ 4,846    $   (27)      (0.6)%
                                             -------      -------    -------
     Software Support Fees:
           Platform Migration...........     $ 1,316      $ 1,336    $    20        1.5%
           Transaction-processing.......           -           74         74      100.0
           Other........................       1,699        3,029      1,330       78.3
                                             -------      -------    -------
     Total Software Support Fees........     $ 3,015      $ 4,439   $  1,424       47.2%
                                             -------      -------    -------

     Total Software Revenue.............     $ 7,888      $ 9,285   $ 1,397        17.7%
                                             -------      -------    -------
                                             -------      -------    -------

         Revenue generated from platform migration systems was $3.2 million for fiscal year 1998 as compared to $3.3 million for the prior year. Platform migration revenue by major product class is as follows.

                                                Year Ended          Increase/(Decrease)
                                           --------------------     -------------------
                                           2/28/97      2/28/98        $           %
                                           -------      -------       ---         ---
                                              (in thousands, except percentage data)
     UNIBOL36...........................     $ 2,119       $2,370       $ 251    11.8%
     UNIBOL400..........................       1,216          838       (378)   (31.1)%
                                             -------       ------     ------
     Total Platform Migration Revenue...     $ 3,335       $3,208     $ (127)    (3.8)%
                                             -------       ------     ------
                                             -------       ------     ------


         The UNIBOL36 product is in a declining market as users of the IBM System 36 update their computer systems to more modern technology. The Company has been able to slow the decline in UNIBOL36 product sales through marketing the product along with its year 2000 conversion tools and services and with the release of a version of UNIBOL36 which supports Microsoft NT. Although there is a decline in this market, revenue for this product is expected to continue for the next few years, however, there may be fairly volatile revenue fluctuations from quarter to quarter.

         Sales of the UNIBOL400 product began to slow in the second half of the 1998 fiscal year as end-users were waiting for additional functionality and enhancements to the product. The Company completed these enhancements during the first quarter of fiscal year 1999 and did not generate substantial UNIBOL400 revenue until after that time.

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

         INTERNATIONAL REVENUE. Revenue from international operations, principally in Ireland, increased to $14.9 million for the fiscal year ended February 28, 1998 from $10.3 million for the prior fiscal year, an increase of $4.6 million, or 44.7% due primarily from the acquisition of ICM and the revenue from Year 2000 conversion services as described above. Revenue from domestic operations increased to $13.1 million for the fiscal year ended February 28, 1998 as compared to $10.8 million for the prior fiscal year, an increase of $2.3 million, or 21.3% primarily due to an increase in transaction-processing equipment revenue OF $3.0 million as described above under "Equipment Revenue".

         GROSS PROFIT. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the year ended February 28, 1998 and the comparable periods for the prior fiscal year.

                                                              Year Ended
                                               -----------------------------------------
                                                      2/28/97              2/28/98
                                                      -------              -------
                                                (in thousands, except percentage data)
                                                   Gross Profit         Gross Profit
                                                   ------------         ------------
                                                    $          %          $         %
                                                   ---        ---        ---       ---
     Equipment:
          Transaction-processing Equipment         $ 1,195      18.9     $ 2,313   24.8
          Other Equipment...............               376      25.5         368   24.0

     Total Equipment....................           $ 1,571      20.2     $ 2,681   24.7
                                                   -------               -------

     Information Technology Services....           $ 4,046      75.4     $ 6,930   86.7
                                                   -------               -------

     Software:
          Platform Migration............           $ 1,940      58.2     $ 1,553   48.5
          Transaction-processing........             1,552      74.7       1,443   67.1
          Other.........................             1,385      55.9       2,766   70.5
                                                   -------               -------
     Total Software.....................           $ 4,877      61.8       5,762   62.1
                                                   -------               -------

     Total Gross Profit.................          $ 10,494      49.9    $ 15,373   53.9
                                                   -------               -------
                                                   -------               -------

         Gross profit margins for equipment and services vary depending on customer demands and product mix. The types of equipment the Company sells are generally commodity products. As a result, overall profit margins for equipment are declining. Information technology services gross profit margin increased primarily due to the higher gross profit margins on the revenue from year 2000 conversion services as described above.

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

         Transaction-processing software gross profit margins declined slightly for fiscal year 1998 compared to the prior fiscal year. These declines are due principally to an increase in amortization expense for the current fiscal year related to capitalized software development costs for newly released transaction-processing software, for which revenues have remained constant since the prior year, as described earlier. Gross margins for other software products increased to 70.5% for fiscal year 1998 compared to 55.9% in the prior fiscal year. Other software primarily consists of vertical market software products such as the Company's Distributex product as well as other third party software products. Gross margins for these products have increased due to the increase in related annual support fees as more customers are added.

         OPERATING EXPENSES. Operating expenses as a percentage of total revenue are 55.5% for fiscal year 1998 compared to 44.3% in the prior fiscal year. During the fourth quarter of fiscal year 1998, the Company adjusted the accounts receivable allowance and accrued special charges regarding certain contingencies totaling $1.6 million, which is included in selling, general, and administrative expenses. Of the $1.6 million, $1.3 related to an adjustment to the accounts receivable allowance for the transaction-processing business unit. This increase in the allowance was related to slow collections on certain accounts experienced by that business during fiscal year 1998. The remaining $0.3 million relates to increases in accounts receivable allowances and the accrual of charges for certain other contingencies related to platform migration and other business units of the Company.

         Additionally, during the fiscal year 1998, the Company recorded non-recurring acquisition related expenses of $1.1 million. $0.7 million of this amount related to one-time non-cash compensation expense recorded for the value of certain compensatory stock options for which the applicable compensation expense could only be determined upon the sale of Novatek. Additionally, the Company recorded $0.3 million in expenses relating to the pooling of interests transaction with Novatek. The company also recorded $0.1 million of expenses related to other potential acquisitions which the Company is no longer pursuing.

         OTHER EXPENSES. Interest, the primary component of other expenses, remained relatively constant from year to year.

         TAXES. During the fiscal year 1998, the Company recorded a valuation allowance of $0.5 million related to certain deferred tax assets that are not anticipated to be utilized through normal operating results. The effective income tax rate (income taxes expressed as a percentage of pretax income), excluding the valuation allowance, was 28.5% for fiscal year 1998. During the fourth quarter of fiscal 1997, the Company recognized an income tax credit of $0.3 million related to reduction of the cumulative deferred tax liability in the United Kingdom. The effective income tax rate for 1997 excluding this tax credit would have been approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced growth during the past two fiscal years with total revenue growing to $29.6 million for fiscal year 1999, from $21.0 million for fiscal year 1997. During this period, the Company has satisfied its liquidity requirements primarily through operations, placements of debt and equity securities, bank financing and grants from the government of Northern Ireland.

         At February 28, 1999, the Company had approximately $1.4 million in cash and equivalents as compared to $3.9 million at February 28, 1998, $3.0 million of which was restricted at February 28, 1998. See Notes 1 and 6 to the financial statements.

         The Company generated positive operating cash flows of $.7 million for fiscal year 1999 as a result of improved management of working capital. During fiscal 1999, to supplement the operating cash flows, the company issued 3,000 shares of Series A convertibe preferred stock netting $2.8 million.

         The Company generated negative operating cash flows of $1.7 million for fiscal year 1998, primarily as a result of an increase in accounts receivable of $5.8 million. The Company experienced a significant slow-down in the collection of receivables related to its transaction-processing and platform migration business units, which resulted in the Company recording an increase in the allowance for doubtful accounts of $1.4 million. The Company changed its revenue recognition and collection procedures in light of this issue. The Company also experienced an increase in inventory of $1.8 million as a result of corresponding increases in the transaction-processing equipment inventory. As a result of significant increases in the sale of transaction-processing equipment, the Company saw the need to increase its inventory levels to provide a wider array of equipment to its customers. Additionally, the Company grew these inventory levels for the peak sales months of April through September. Transaction-processing equipment sales are somewhat seasonal due to retail establishments purchasing new systems during the summer months (the Company's first and second quarters) in order to implement those systems before the holiday buying season begins.

         During fiscal year 1998, in order to offset the declining operating cash flows, the Company obtained $1.0 million of short-term financing through a subordinated note payable. This note carried an interest rate of 12% and was paid in full in February 1999.

         The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. At February 28, 1999, the Company was in default of the minimum tangible net worth covenant under its $3 million United States line of credit.

         Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of February 28, 1999.

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

         The Company received grants to fund research and development from the government of Northern Ireland of approximately $0.4 million for each of the fiscal years 1997, 1998 and 1999. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

YEAR 2000 COMPLIANCE

THE PROBLEM. The scope of the Year 2000 problem applies to any device, software or firmware that makes references to dates. Specifically the Real Time Clock
(RTC) which stores the year portion of the date in two digit formats (e.g. 98 instead of 1998). Estimates indicate that many computers built prior to 1996 will not switch over correctly from 1999 to 2000. The impact of this can greatly affect any date-sensitive projects such as budgets and financial projections in the forthcoming year.

RISK ASSESSMENT. UniComp uses a variety of third party vendor products. We have contacted our suppliers and service providers to obtain the appropriate Year 2000 statements. We expect minimal maintenance issues to be addressed in the form of Service Packs and Software Patches.

CURRENT STATUS OF READINESS EFFORTS. In 1998, a comprehensive project plan to address the Year 2000 issue was created and implemented to insure the Company's operational stability. This seven phase project is scheduled to be completed by October 1, 1999. The following table identifies each of the seven phases and completion date. At the moment, UniComp is over 90 percent complete.

---------------------------------- ------------------------------ ------------------- -----------------------------------

   PROJECT PHASE                     PROJECT % COMPLETED           COMPLETION                     COMMENTS
---------------------------------- ------------------------------ ------------------- -----------------------------------
Awareness                                    100%                   Completed
---------------------------------- ------------------------------ ------------------- -----------------------------------
Identification                               100%                   Completed
---------------------------------- ------------------------------ ------------------- -----------------------------------
Impact Analysis                              100%                   Completed
---------------------------------- ------------------------------ ------------------- -----------------------------------
Risk Evaluation                              95%                    April 30,         All significant suppliers have
                                                                      1999            been evaluated. Other suppliers
                                                                                      will be completed by scheduled
                                                                                      date.
---------------------------------- ------------------------------ ------------------- -----------------------------------
Remediation                                  95%                    September         All critical systems are
                                                                      30, 1999          completed.
---------------------------------- ------------------------------ ------------------- -----------------------------------
Testing                                      90%                    September         Secondary test for critical
                                                                      30, 1999          systems completed
---------------------------------- ------------------------------ ------------------- -----------------------------------
Contingency Plan                             95%                    September         Implemented
                                                                      30, 1999
---------------------------------- ------------------------------ ------------------- -----------------------------------
Overall Completion                           96%                   October 1,         On schedule for completion date
Estimate                                                              1999
---------------------------------- ------------------------------ ------------------- -----------------------------------

The remaining unfinished phases will be completed by the scheduled date. We anticipate to successfully finish this project agenda before October 1, 1999.

CONTINGENCY PLAN. UniComp has a disaster recovery program already implemented company wide. Key personnel at each site participated on the Year 2000 board and are a part of the data recovery process. Routinely information is backed up to diskette and tape. This regiment incorporates daily, weekly and monthly backups. These backups are divided into on-site (primary) and off-site (secondary) data copies. The secondary copies are archived up to three months and kept in a secure location to help maintain an ongoing disaster recovery program. This methodology of damage control was integrated into UniComp's Year 2000 contingency plan to safeguard all mission critical data. Any information lost would be minimal at most. The backups allow information to be transported from machine to machine if the need arises. It is anticipated that this scenario would have no significant impact on the day to day dealings with the company.

COST. The overall cost incurred for this plan is not material in amount over the two-year period from 1998 to 1999. Most of the expense would be considered a part of the ongoing routine of maintenance and upkeep of internal systems. The current infrastructure has a system in place to allocate personnel to perform such tasks. UniComp used internal resources to oversee the most intensive phases of the Year 2000 project. Expense in this area of implementation would be limited to man hours and personnel expense. In addition, a consultant was hired to help the larger sites in the United Kingdom to help transition their systems to millennium compliance. The cost of this action was nominal. The cost to replace fully depreciated systems was not included, but is considered to be a part of normal business operations and not directly related to the Year 2000 issue.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

         The foregoing contains forward-looking statements that involve risks and uncertainties, including but not limited to quarterly fluctuations in results, the timely availability and customer acceptance of new products, the impact of competitive products and pricing, general market trends and conditions, and other risks detailed below in "Factors That May Affect Future Results." Actual results may vary materially from projected results.

         UniComp's domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond the Company's control. While UniComp is optimistic about its long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating its future growth prospects. See "Forward-Looking Statements and Associated Risks" in Part I of this annual report.

SUCCESS DEPENDENT ON ABILITY TO COMPETE IN HIGHLY COMPETITIVE INFORMATION TECHNOLOGY INDUSTRY

         Our success depends on our ability to compete in an industry that is intensely competitive and subject to rapid change. In competing in the information technology industry, we believe the principal competitive factors we face are reputation and quality of service, relative price and performance, technical expertise and product availability. Our competitors in the information technology service market include installation and service organizations within many established companies, computer manufacturers, custom software developers, regional systems integrators, software and hardware distributors, and systems consultants. The market for our platform-migration software is highly competitive as well. We believe that the principal competitive factors in this area include product performance, time to market for new product introductions, adherence to industry standards, price, marketing and distribution resources. The market for our transaction-processing systems is also highly competitive. We believe that the principal competitive factors in this area include the ability to provide a comprehensive, integrated transaction-processing system, product performance, time to market for new product introductions, adherence to industry standards, price, marketing and distribution resources. Some of our current and potential competitors have longer operating histories and substantially greater competitive resources than ours. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to sales, marketing and product development. As the markets in which we compete have matured, product price competition has intensified and such intensity will likely continue. Such price competition could adversely affect our results of operations. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

DEPENDENCE ON FOREIGN SALES

         Any reduction of our international business could significantly affect our revenues. Our revenues from international operations represented nearly three-fourths of our total revenues for fiscal years 1996 through 1998. We expect that our international operations will continue to account for a significant percentage of our total revenues. Certain risks are inherent in international operations, including (1) unexpected changes in regulatory requirements, (2) currency exchange rate fluctuations, (3) changes in trade policy or tariff regulations, (4) customs matters, (5) longer payment cycles, (6) higher tax rates, (7) additional tax withholding requirements, (8) difficulty in enforcing agreements, (9) intellectual property protection difficulties, (10) foreign collection problems, and (11) military, political and transportation obstacles. In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. Our revenues and expenses are generally denominated in corresponding currencies. As a result, to date we have not hedged against foreign currency exchange rate risks. In the future; however, we may implement hedging techniques with respect to foreign currency transactions. Nevertheless, such hedging activities cannot assure that we could successfully protect ourselves against foreign currency exchange losses or against other international sales risks such as exchange limitations, price controls or other foreign currency restrictions.

SUCCESS DEPENDENT ON ABILITY TO ADJUST TO RAPID TECHNOLOGICAL CHANGE AND INTRODUCTION OF NEW PRODUCTS AND SERVICES

         The information technology industry is characterized by rapid technological advances, numerous changes in customer requirements and frequent new product introductions and enhancements, which could disrupt our services business and render our products obsolete. Our future success will depend in large part on our ability to anticipate and respond to such advances, changes and new product introductions. Our failure to respond could have a material adverse effect on our competitive position and results of operations. In addition, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to perform as expected. Many of our software products, including certain transaction-processing products and UNIBOL400, have yet to achieve a substantial installed user base. We cannot be certain that these products will ever achieve a substantial market acceptance or user base. Our growth strategy includes using our current business relationships and our current knowledge of our year 2000 customers' computer systems to generate additional revenue by providing other products and services to these clients. There can be no assurance, however, that we will be successful in generating additional business from our year 2000 customers. In addition, by using significant resources during the remainder of this year to solve our customers' year 2000 problems, our ability to continue to deliver other products and services could be adversely affected.

POTENTIAL FOR DELAYS IN PRODUCT INTRODUCTION

         Our delay in any potential product development and introduction may have an adverse effect on the product's success and on our reputation and results of operations. Additionally, competitors may introduce products and gain market share during any such delays. Our failure to introduce new products and product enhancements that are responsive to market conditions and customer requirements may have an adverse effect on our business, results of operations and financial condition. Furthermore, our complex software products may contain undetected errors when first introduced or when new versions are released. We cannot be certain that current or future releases of our products will not contain errors or that any such errors will not result in loss or delay of market acceptance of such products. We have previously experienced delays in developing and introducing new products, and there can be no assurance that we will not experience delays in the future.

DISTRIBUTION OF MANAGEMENT OF OVERSEAS OPERATIONSMANAGEMENT OF OVERSEAS
OPERATIONS

         Any significant disruption in the management of our international operations could have a material adverse effect on our business, results of operations and financial condition. Our headquarters and administrative offices are located in Atlanta, Georgia; however, as of June 9, 1999, approximately 250 of our 350 employees work in our United Kingdom facilities. This geographical distance, as well as the time-zone difference, can isolate management from operational issues, delay communications and require devotion of a significant amount of time, effort and expense to international travel. In the future, we may face significant management demands associated with our international operations.

CHANGES IN OPERATIONS IN NORTHERN IRELANDOPERATIONS IN NORTHERN IRELAND

         A substantial majority of our personnel and operations are located in Northern Ireland. Northern Ireland has historically experienced periods of religious, civil and political unrest. Northern Ireland may experience further unrest which could disrupt our ability to provide information technology services and product development programs and have a material adverse effect on our results of operations and financial condition. For each of the past three fiscal years, the Northern Ireland government has granted to us approximately $0.4 million to fund our research and development programs. Our use of these funds is subject to various rules and regulations, including the requirement that we repay such funds in the event we remove certain operations from Northern Ireland. We cannot be sure that we will continue to be eligible for or will receive similar grants in the future or, if such grants are received, whether additional restrictions will apply to our use of such funds.

RISK OF ACQUISITION PROGRAMRISK OF ACQUISITION PROGRAM

         To date, our acquisition program has substantially contributed to our growth. We have no assurance that we will complete any future acquisitions or that we will benefit from any completed acquisition in the future. We obtain most of our acquisitions by taking advantage of opportunities that are presented to us. We require significant administrative, operational and financial resources to successfully integrate and manage our diverse businesses. There are numerous operational and financial risks involved in managing acquired businesses, including (1) difficulties in assimilating acquired operations, (2) diversion of management's attention, (3) amortization of acquired intangible assets, (4) increases in administrative costs, (5) additional costs associated with debt or equity financing, and (6) potential loss of key employees or customers of acquired operations. We may not be successful in integrating our current acquisitions or retaining and motivating key personnel of our acquired companies. Our failure to integrate businesses, to expand our acquired customer and technology base and to retain key employees of our acquired companies could have an adverse effect on our business, results of operations and financial condition. Although we currently do not have any understandings, commitments or agreements with respect to any acquisition, we anticipate future potential acquisition opportunities.

SUCCESS DEPENDENT ON ABILITY TO HIRE AND RETAIN TECHNICAL PERSONNEL AND KEY EMPLOYEES

         Our success depends in part on our ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel. Competition for such personnel is intense. We cannot be certain that we will be successful in attracting and retaining the technical personnel we require to conduct and expand our operations successfully. Our results of operations could be materially adversely affected if we are unable to attract, hire, train and retain qualified personnel. Our success also depends to a significant extent on the continued service of our management team. The loss of any member of the management team could have a material adverse effect on our business, results of operations and financial condition. We do not have any employment or noncompete agreements with any of our executive officers.

UNCERTAINTY OF FUTURE RESULTSUNCERTAINTY OF FUTURE RESULTS

         We are unable to accurately forecast revenues from our software products and services because of (1) the evolving product lifecycle of the UNIBOL36 product, (2) the recent introductions of the UNIBOL400 product and (3) the recent acquisitions of our transaction-processing businesses. In addition, although our service revenues are more predictable than our product revenues, unexpected variations in job pricing and complexity could have an adverse effect on the profitability of customer service projects. We base our expense levels, which are relatively fixed in the short term, in significant part on our expectations of future product revenues and service demands. If demand for our products and services is below expectations, our results of operations could be adversely affected.

DEPENDENCE ON PROPRIETARY TECHNOLOGYDEPENDENCE ON PROPRIETARY TECHNOLOGY

         Much of our future success depends on our ability to protect our proprietary technology. We rely principally on trade secret and copyright law, as well as nondisclosure agreements and other contractual arrangements, to protect such proprietary technology. We are not certain that such measures will be adequate to protect our technologies from infringement by others or that we will be effective in preventing misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERSCONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         Our executive officers and directors and their affiliates beneficially hold an aggregate of approximately 18 % of our outstanding shares of common stock. As a result, these shareholders, acting together, may be able to exert significant influence on many matters requiring shareholder approval, including the election of directors.

UNICOMP'S OPERATIONS WILL BE SIGNIFICANTLY IMPAIRED IF IT FAILS TO BE YEAR 2000 COMPLIANT

         We have no assurance that all of our internal systems, products and services, and suppliers will be Year 2000 compliant and that the lack of compliance will not significantly impact our operations and financial results including our ability to continue as a going concern. The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g. 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

         Although we have created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated with our information and non-information technology systems and our products and services, we have no assurance that we will address all potential problems. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 modifications, or that our suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on our operations and financial results, by, for example, impacting our ability to deliver products or services to our customers. In mid-1999 we expect to finalize our contingency plan to cope with potential Year 2000 problems.

         For third-party products that we distribute with our products, we have sought information from the product manufacturers regarding the products' Year 2000 readiness status. We direct customers who use the third-party products to the product manufacturer for detailed Year 2000 status information. We have no assurance that the third-party products will be Year 2000 ready or that a lack of readiness by such third parties will not materially adversely impact our operations and financial results.

INABILITY TO COLLECT ACCOUNTS RECEIVABLE

         We have no assurance that we will be able to collect all of our accounts receivable. Our worldwide customer base of trade accounts receivable is generally diversified with respect to credit risks due to the large number of such accounts. We perform ongoing credit evaluations on certain of our customers' financial conditions, but we generally do not require collateral to support customer receivables. We establish an allowance for uncollectible accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. We have recently experienced problems in collecting receivables from the transaction-processing business unit. These problems resulted in a $0.4 million increase in the allowance for uncollectible accounts in fiscal year 1999. We cannot be sure that our procedures will identify all potential uncollectible accounts in a timely manner, therefore, we may have to make additional significant adjustments to our allowance for uncollectible accounts from time to time.

OPERATING RESULTS DEPENDENT ON PRODUCT DEVELOPMENT

         Our continued success depends on our ability to develop, produce and transition technologically complex and innovative products that meet customer needs. Inherent in this process are various risks that we must manage to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. The development of such products involves risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, commercialization, technology, and other risks. Our business is also subject to national and worldwide economic and political influences such as recession, political instability, economic strength of governments, and rapid change in technology. Additionally, we are experiencing increasing competition in our products and services businesses, and there can be no assurance that our current products or services will remain competitive or that our development efforts will produce products with the cost and performance characteristics necessary to remain competitive.

ESTIMATES CONTAINED IN FINANCIAL STATEMENTS

         Our preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Our estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period as well. For example, our estimates affect estimated useful lives, amortization expense, carrying values, accrued reserves, and estimates to complete fixed price contracts. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

VOLATILITY OF STOCK PRICEVOLATILITY OF STOCK PRICE

         Our stock price is subject to significant volatility and will likely be adversely affected if revenues or earnings in any quarter fail to meet the investment community's expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to (1) announcements of new products or services offered by us or our competitors, (2) loss of key customer, distributor or vendor relationships, (3) general conditions in the computer software industry, or (4) other events or factors. Furthermore, in recent years, the stock market in general, and the market for shares of stock in technology companies in particular, has experienced extreme price fluctuations. Such fluctuations could materially and adversely affect the market price of our common stock in the future.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONSANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

         Our Board of Directors has the authority to issue up to five million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of UniComp without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Furthermore, certain provisions of our charter documents may have the effect of delaying or preventing changes in control or management of UniComp, which could have an adverse effect on the market price of the common stock.

NO DIVIDENDS ON COMMON STOCKNO DIVIDENDS ON COMMON STOCK

         We have not paid any cash dividends on the common stock since our inception and we do not anticipate paying cash dividends for the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 65% of the Company's total sales in 1999 are concentrated in the United Kingdom. The Company manages its exposure to changes in foreign currency exchange rates by entering into revenue and expense transactions in corresponding currencies. As a result, today the Company has not hedged against foreign currency exchange risk.

         The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of February 29, 1999, 12.2% of the Company's total debt was in fixed-rate instruments; however, the Company has a revolving line of credit that provides for borrowings by the Company of up to $4.7 million. The borrowings bear interest at a variable rate of the UK bank's base lending rate plus 1.75% or the 30 day commercial paper rate plus 3.0%. If the Company were to borrow all of the $3 million of the revolving line of credit and the $1.7 million of foreign lines of credit, 10.4% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of February 28, 1999, the average maturity of the Company's short-term investments was less than one month.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-27 attached hereto and incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the two fiscal years and the subsequent interim period preceding February 23, 1998, there were no disagreements between the Company and Coopers & Lybrand on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company within the last two fiscal years and the subsequent interim period preceding February 23, 1998.

Effective February 23, 1998, the Company engaged Arthur Andersen as its independent auditors for the fiscal year ending February 28, 1998. During the last two fiscal years and the subsequent interim period preceding February 28, 1999, the Company did not consult Arthur Andersen regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company requested Coopers & Lybrand furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of Coopers & Lybrand's letter to the Securities and Exchange Commission was filed as Exhibit 16.1 to the Company report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's directors and executive officers are as follows:

  Name                                     Age    Position
  ----                                     ---    --------
  Stephen A. Hafer.....................    50     Chairman of the Board, President and Chief
                                                  Executive Officer

  J. Patrick Henry.....................    45     President of Unibol, Inc. and Director

  Nelson J. Millar.....................    61     Director

  Thomas Zimmerer......................    57     Director


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

         THOMAS ZIMMERER. Dr. Zimmerer has been a Director of the Company since May 1994. Dr. Zimmerer serves as the Director of the Breech School of Business Administration at Drury University. In addition he holds the academic rank of Professor of Management. Dr. Zimmerer is responsible for all administrative activities of the school and the leadership of faculty and staff. Dr. Zimmerer formerly held the Allen and Ruth Harris Chair of Excellence in Business, and has served as Professor of Management, at East Tennessee State University since 1993. Dr. Zimmerer co-founded Clemson University's Emerging Technology and Marketing Center and has co-authored eight books and over 90 articles and professional papers. In addition, he has served as a consultant to over 75 United States and foreign corporations.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of the Form 10-K

(1)      FINANCIAL STATEMENTS
                  Reports of Independent Public Accountants
                  Consolidated Balance Sheets as of February 28, 1999 and
                    February 28, 1998
                  Consolidated Statements of Operations for the years ended
                    February 28, 1999, February 28, 1998, and February 28, 1997
                  Consolidated Statements of Stockholders' Equity for the years ended February 28, 1999, February 28, 1998, and
                    February 28, 1997
                  Consolidated Statements of Cash Flow for the years ended
                    February 28, 1999, February 28, 1998, and February 28, 1997
                  Notes to Consolidated Financial Statements

(2)      FINANCIAL STATEMENT SCHEDULE

                  Schedule II  -  Valuation and qualifying accounts

         All other schedules have been omitted as the required information is not applicable, the amounts are not significant or the information is set forth in the consolidated financial statements or the notes thereto.

(3)  EXHIBITS:

   Exhibits                                           Description
---------------- ---------------------------------------------------------------------------------------
            2.1  Stock Purchase Agreement between the Registrant and Eurodis
                 Electron Plc, dated February 20, 1997 (previously filed with
                 Form 8-K on March 6, 1997 and incorporated herein by reference)
            2.2  Agreement for the Sale and Purchase of Certain Assets and the
                 Goodwill of Aurora UniComp Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.
            3.1  Articles of Incorporation of the Registrant (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D) and incorporated herein by reference)
            3.2  Amendment to Articles of Incorporation changing the Registrant's name from Liberty Ventures, Ltd. To UniComp, Inc. (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D)
                 and incorporated herein by reference)
            3.3  Amended and Restated Bylaws of the Registrant (previously filed with Form S-1, dated September 18, 1996, as amended,
                 (Reg. No. 333-12209) and incorporated herein by reference)
            3.4  UniComp, Inc. Articles of Amendment to the Articles of
                 Incorporation, previously filed with the August 31, 1998 Form
                 10-Q and incorporated herein by reference.

            4.1  UniComp, Inc. Articles of Amendment to the Articles of
                 Incorporation, filed herewith as Exhibit 3.1, previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
            4.2  The Cruttenden Roth Bridge Fund, LLC Warrant, previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
            4.3  Advantage Fund II Ltd. Warrant, previously filed with the
                 August 31, 1998 Form 10-Q and incorporated herein by reference.
            4.4  Subscription Agreement dated as of October 7, 1998 by and between UniComp, Inc. and Advantage Fund II Ltd., previously filed with the August 31, 1998 Form 10-Q and incorporated
                 herein by reference.
            4.5  Registration Rights Agreement dated as of October 7, 1998 by and between UniComp, Inc. and Advantage Fund II ltd.,
                 previously filed with the August 31, 1998 Form 10-Q and
                 incorporated herein by reference.
           10.1  End-User Purchase Agreement between the Registrant and
                 Hewlett-Packard dated October 25, 1994 (previously filed with
                 Form 10-K/A amendment no. 2 for the fiscal year ended February
                 28, 1994 and incorporated herein by reference)
           10.2  Business Partner Agreement between the Registrant and IBM dated
                 March 1, 1994 (previously filed with Form 10-K/A amendment no.
                 2 for the fiscal year ended February 28, 1994 and incorporated herein by reference)
           10.3  Agreement between the Registrant and Siemens Nixdorf dated
                 January 3, 1995 (previously filed with Form 10-K for the fiscal year ended February 28, 1995 and incorporated herein by
                 reference)
           10.4  Agreement for Sale of a Business between the Registrant and
                 Euro Software Limited dated September 25, 1995 for the
                 acquisition of the assets of Advec Limited (previously filed with Form 10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)
           10.5  Offshore Warrant Agreement between the Registrant and First
                 Bermuda Securities, Ltd. Dated December 20, 1995 (previously filed with Form 10-K for the fiscal year ended February 29,
                 1996 and incorporated herein by reference)
           10.6  Form of 7% Convertible Promissory Notes dated December 20, 1995 issued by the Registrant to certain offshore investors
                 (previously filed with Form 10-K for the fiscal year ended
                 February 29, 1996 and incorporated herein by reference)
           10.7  Stock Purchase Agreement between the Registrant and Smoky
                 Mountain Technologies, Inc., dated April 16, 1996 (previously filed with Form 8-K dated May 1, 1996, as amended, and
                 incorporated herein by reference)
           10.8  Employment Agreements, dated April 16, 1996 between the
                 Registrant and each of B. Michael Wilson and George Gruber,
                 (previously filed with Form 8-K dated May 1, 1996, as amended, and incorporated herein by reference)
           10.9  Form of Indemnification Agreement used between the Registrant and members of the Board of Directors and executive officers of the Registrant (previously filed with Form S-1, dated September
                 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
          10.10  Agreement between Smoky Mountain Technologies, Inc. and the
                 Atalla Division of Tandem, Inc. dated October 30, 1996
                 (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
          10.12  Agreement and Plan of Reorganization By and Among UniComp,
                 Inc., Smoky Mountain Technologies, Inc., Novatek Corporation,
                 its Shareholders, Sun and Sky Development Corp. and its
                 Shareholders (previously filed with Form 8-K

                 dated November 29, 1997 and incorporated herein by reference)
          10.13  Stock Repurchase Agreement by and among the Company, The
                 Governor and Company of the Bank of Ireland, DCC Business
                 Expansion Fund Limited, Smurfit Venture Investments Limited and
                 Enterprise Ireland dated December 18, 1998 and previously filed with the November 30, 1998 Form 10-Q and incorporated herein by reference.
           16.1  Letter of Coopers & Lybrand re: Change in Certified Public
                 Accountants (previously filed with Form 8-K dated February 27,
                 1998.)
           21.1  Subsidiaries of the Registrant 23.1 Consent of Independent
                 Accountants 27.1 Financial Data Schedule (for SEC use only)
           99.1  Loan Agreement by and between Aurora SX3 Limited and UniComp
                 Holdings (UK) Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.
           99.2  Mortgage by and between UniComp Holdings (UK) Limited and
                 Aurora SX3 Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.
           99.3  Fixed and Floating Charge and Debenture by and between ICS
                 UniComp Limited, Unibol Limited, ICS Computing Group Limited,
                 Aurora UniComp Limited, and Aurora SX3 Limited, dated December
                 17, 1998, previsously filed with the Form 8-K on January 4,
                 1999.
           99.4  Guarantee and Indemnity by and between UniComp, Inc., ICS
                 UniComp Limited, Unibol Limited, ICS Computing Group Limited,
                 Aurora UniComp, Limited, and Aurora SX3 Limited, dated December
                 17, 1998, previously filed with the Form 8-K on January 4,
                 1999.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on January 4, 1999, relating to the sale of assets of the Company's subsidiary Aurora UniComp Limited.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marietta, State of Georgia, on the 9th day of June, 1999.

                                    UNICOMP, INC.

                                    By:   /s/ HUGH MOORE
                                         ---------------------------------------
                                         Hugh Moore
                                         Vice President of Finance
                                         Principal Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 9th day of June, 1999.

                          SIGNATURE                                                        TITLE
                          ---------                                                        -----
                          /s/ STEPHEN A. HAFER                  Chairman of the Board, President and Chief Executive
                       ---------------------------------
                       Stephen A. Hafer                         Officer (Principal Executive Officer)

                          /s/ J. PATRICK HENRY                  Director
                       ---------------------------------
                       J. Patrick Henry

                           /s/ NELSON J. MILLAR                 Director
                       ---------------------------------
                       Nelson J. Millar

                          /s/ THOMAS ZIMMERER                   Director
                       ---------------------------------
                       Thomas Zimmerer

                         UNICOMP, INC. AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                     AS OF FEBRUARY 28, 1999, 1998, AND 1997
                                  TOGETHER WITH
                                AUDITORS' REPORT

                         UNICOMP, INC. AND SUBSIDIARIES


                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                        FEBRUARY 28, 1999, 1998, AND 1997





                                TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets--February 28, 1999 and 1998

         Consolidated Statements of Operations for the Years Ended February 28, 1999, 1998, and 1997

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended February 28, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the Years Ended February 28, 1999, 1998, and 1997


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


SCHEDULE SUPPORTING FINANCIAL STATEMENTS

         Schedule II: Valuation and Qualifying Accounts for the Years Ended February 28, 1999, 1998, and 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To UniComp, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of UNICOMP, INC. (a Colorado corporation) AND SUBSIDIARIES as of February 28, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UniComp, Inc. and subsidiaries as of February 28, 1999 and 1998 and the results of their operations and their cash flows for the years ended February 28, 1999 and 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the table of contents is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Atlanta, Georgia
June 9, 1999

                         UNICOMP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           FEBRUARY 28, 1999 AND 1998

                     (In Thousands, Except Per Share Data)

                                     ASSETS

                                                                                              1999           1998
                                                                                              ----           ----
CURRENT ASSETS:
    Cash and cash equivalents ($3 million restricted in 1998)                               $ 1,400       $  3,904
    Accounts and other receivables:
       Trade, net of allowance of $824 and $1,613 in 1999 and 1998, respectively              7,192          8,360
       Other receivables                                                                        531            371
    Inventories                                                                               3,444          3,161
    Prepaid expenses and other                                                                1,255            754
                                                                                             ------         ------
              Total current assets                                                           13,822         16,550
                                                                                             ------         ------
PROPERTY AND EQUIPMENT, NET                                                                   3,611          3,599
                                                                                             ------         ------
OTHER ASSETS:
    Acquired and developed software, net of accumulated amortization of $4,945
       and $2,853 in 1999 and 1998, respectively                                              6,816          6,403

    Goodwill and other intangibles, net of accumulated amortization of $489 and
       $163 in 1999 and 1998, respectively                                                    2,454          1,755
    Prepaid pension                                                                           1,202            754
    Note receivable from officer/director                                                       525            390
    Deferred income taxes                                                                       626            446
    Other                                                                                     1,159            527
    Net assets of discontinued operations                                                         0          4,182
                                                                                             ------         ------
              Total other assets                                                             12,782         14,457
                                                                                             ------         ------
              Total assets                                                                  $30,215        $34,606
                                                                                             ------         ------
                                                                                             ------         ------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              1999           1998
                                                                                              ----           ----
CURRENT LIABILITIES:
    Accounts payable                                                                       $  2,564       $  3,384
    Accrued expenses                                                                          1,923          2,178
    Deferred revenue                                                                          1,652          1,773
    Taxes payable                                                                               801          1,064
    Lines of credit                                                                           3,611          6,358
    Current portion of notes payable                                                          1,069          1,358
                                                                                             ------         ------
              Total current liabilities                                                      11,620         16,115
                                                                                             ------         ------
LONG-TERM LIABILITIES:
    Notes payable                                                                             1,473          1,347
    Deferred income taxes                                                                     1,151            741
    Other                                                                                       163            110
                                                                                             ------         ------
              Total long-term liabilities                                                     2,787          2,198
                                                                                             ------         ------
              Total liabilities                                                              14,407         18,313
                                                                                             ------         ------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 authorized, 3,000 and 0 issued and
       outstanding at February 28, 1999 and 1998, respectively                                2,800              0
    Common stock; $.01 par value, 100,000 and 25,000 authorized, 7,965 issued at
       February 28, 1999 and 1998                                                                80             80
    Additional contributed capital                                                           15,810         15,331
    Retained earnings (deficit)                                                                (697)         1,192
                                                                                             ------         ------
                                                                                             17,993         16,603
    Less treasury stock                                                                      (2,052)          (206)
    Accumulated other comprehensive income                                                     (133)          (104)
                                                                                             ------         ------
              Total stockholders' equity                                                     15,808         16,293
                                                                                             ------         ------
              Total liabilities and stockholders' equity                                    $30,215        $34,606
                                                                                             ------         ------



 The accompanying notes are an integral part of these consolidated balance sheets.

                         UNICOMP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998, AND 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                           1999     1998      1997
                                                                                           ----     ----      ----
REVENUE:
   Equipment                                                                            $ 9,275  $10,861   $ 7,791
   Services                                                                              11,778    7,916     5,369
   Software                                                                               8,526    9,285     7,888
                                                                                         ------   ------    ------
            Total revenue                                                                29,579   28,062    21,048
                                                                                         ------   ------    ------
COST OF SALES:
   Equipment                                                                              7,065    8,180     6,220
   Services                                                                               1,740      986     1,323
   Software                                                                               3,816    3,523     3,011
                                                                                         ------   ------    ------
            Total cost of sales                                                          12,621   12,689    10,554
                                                                                         ------   ------    ------
GROSS PROFIT                                                                             16,958   15,373    10,494
                                                                                         ------   ------    ------
SELLING, GENERAL, AND ADMINISTRATIVE                                                     17,639   14,496     9,315
                                                                                         ------   ------     -----

ACQUISITION-RELATED CHARGES                                                                   0    1,085         0
                                                                                         ------   ------    ------
            Total operating expenses                                                     17,639   15,581     9,315
                                                                                         ------   ------    ------
OPERATING (LOSS) INCOME                                                                    (681)    (208)    1,179
                                                                                         ------   ------    ------
OTHER (INCOME) EXPENSE:
   Other, net                                                                               375        3       (50)
   Interest, net                                                                            636      351       281
                                                                                         ------   ------    ------
            Other expense, net                                                            1,011      354       231
                                                                                         ------   ------    ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES               (1,692)    (562)      948

PROVISION FOR INCOME TAXES                                                                  199      340        36
                                                                                         ------   ------    ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                 (1,891)    (902)      912

DISCONTINUED OPERATIONS:
   Income (loss) from operations, less provision for income taxes                          (298)     119       599
   Gain on disposal, less provision for income taxes                                        821        0         0
                                                                                         ------   ------    ------
NET INCOME (LOSS)                                                                       $(1,368) $  (783)  $ 1,511
                                                                                         ------   ------    ------
                                                                                         ------   ------    ------
PREFERRED STOCK DIVIDENDS AND ACCRETION                                                 $   443  $     0   $     0
                                                                                         ------   ------    ------
                                                                                         ------   ------    ------
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                          $(1,811) $  (783)  $ 1,511
                                                                                         ------   ------    ------
                                                                                         ------   ------    ------
BASIC EARNINGS PER COMMON SHARE:
   Income (loss) from continuing operations                                             $ (0.30) $ (0.12)  $  0.14
   Discontinued operations:
      Income (loss) from operations                                                       (0.04)    0.02      0.09
      Gain on disposal                                                                     0.11     0.00      0.00
                                                                                         ------   ------    ------
NET INCOME (LOSS)                                                                       $ (0.23) $ (0.10)  $  0.23
                                                                                         ------   ------    ------
                                                                                         ------   ------    ------
DILUTED EARNINGS PER COMMON SHARE:
   Income (loss) from continuing operations                                             $ (0.30) $ (0.12)  $  0.13
   Discontinued operations:
      Income (loss) from operations                                                       (0.04)    0.02      0.09
      Gain on disposal                                                                     0.11     0.00      0.00
                                                                                         ------   ------    ------
NET INCOME (LOSS)                                                                       $ (0.23) $ (0.10)  $  0.22
                                                                                         ------   ------    ------
                                                                                         ------   ------    ------
WEIGHTED AVERAGE SHARES                                                                   7,802    7,727     6,465
                                                                                         ------   ------    ------
                                                                                         ------   ------    ------
WEIGHTED AVERAGE SHARES ASSUMING DILUTION                                                 7,802    7,727     6,865
                                                                                         ------   ------    ------
                                                                                         ------   ------    ------

  The accompanying notes are an integral part of these consolidated statements.

                         UNICOMP, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998, AND 1997



                                                       PREFERRED STOCK        COMMON STOCK
                                                    -------------------   -------------------
                                                      NUMBER                NUMBER               ADDITIONAL    RETAINED
                                                    OF SHARES             OF SHARES              CONTRIBUTED   EARNINGS
                                                      ISSUED     AMOUNT     ISSUED     AMOUNT      CAPITAL    (DEFICIT)
                                                      ------     ------     ------     ------      -------    ---------
BALANCE, FEBRUARY 29, 1996                                 0   $      0      5,952      $60       $  6,270     $   531
   Stock issued                                            0          0      1,506       15          5,737           0
   Conversion of debt                                      0          0        427        4          1,948           0
   Treasury stock purchased                                0          0          0        0              0           0
   Retirement of treasury stock                            0          0       (208)      (2)          (892)          0
   Warrants issued                                         0          0          0        0             54           0
   Net income                                              0          0          0        0              0       1,511
   Change in cumulative translation adjustment             0          0          0        0              0           0
                                                       -----      -----      -----     ----       --------     -------
BALANCE, FEBRUARY 28, 1997                                 0          0      7,677       77         13,117       2,042


   Net loss from Novatek's two months ended
      February 28, 1997 (Note 3)                           0          0          0        0              0         (67)

   Options and warrants exercised                          0          0        181        2          1,459           0
   Stock issued for acquisition of ICM                     0          0        107        1            755           0
   Net loss                                                0          0          0        0              0        (783)
   Change in cumulative translation adjustment             0          0          0        0              0           0
                                                       -----      -----      -----     ----       --------     -------
BALANCE, FEBRUARY 28, 1998                                 0          0      7,965       80         15,331       1,192

   Options and warrants exercised                          0          0          0        0              0         (18)
   Issuance of warrants in connection with debt
      financing                                            0          0          0        0             36           0
   Issuance of preferred stock                         3,000      2,357          0        0            443           0
   Preferred stock dividends                               0          0          0        0              0         (60)
   Preferred stock accretion                               0        443          0        0              0        (443)
   Treasury stock purchased                                0          0          0        0              0           0
   Net loss                                                0          0          0        0              0      (1,368)
   Change in cumulative translation adjustment             0          0          0        0              0           0
                                                       -----      -----      -----     ----       --------     -------
BALANCE, FEBRUARY 29, 1999                             3,000      2,800      7,965      $80       $ 15,810     $  (697)
                                                       -----      -----      -----     ----       --------     -------
                                                       -----      -----      -----     ----       --------     -------


                                                             CUMULATIVE       TOTAL
                                                  TREASURY   TRANSLATION  STOCKHOLDERS'   COMPREHENSIVE
                                                   STOCK     ADJUSTMENT       EQUITY          INCOME
                                                   -----     ----------       ------          ------
BALANCE, FEBRUARY 29, 1996                       $   (461)     $(180)       $  6,220      $        0
   Stock issued                                         0          0           5,752               0
   Conversion of debt                                   0          0           1,952               0
   Treasury stock purchased                        (1,042)         0          (1,042)              0
   Retirement of treasury stock                       894          0               0               0
   Warrants issued                                      0          0              54               0
   Net income                                           0          0           1,511           1,511
   Change in cumulative translation adjustment          0         18              18              18
                                                  -------      -----         -------         -------
BALANCE, FEBRUARY 28, 1997                           (609)      (162)         14,465          $1,529
                                                                                             -------
                                                                                             -------
   Net loss from Novatek's two months ended
      February 28, 1997 (Note 3)                        0          0             (67)              0

   Options and warrants exercised                     403          0           1,864               0
   Stock issued for acquisition of ICM                  0          0             756               0
   Net loss                                             0          0            (783)           (783)
   Change in cumulative translation adjustment          0         58              58              58
                                                  -------      -----         -------         -------
BALANCE, FEBRUARY 28, 1998                           (206)      (104)         16,293         $  (725)
                                                                                             -------
                                                                                             -------
   Options and warrants exercised                      58          0              40               0
   Issuance of warrants in connection with debt
      financing                                         0          0              36               0

   Issuance of preferred stock                          0          0           2,800               0
   Preferred stock dividends                            0          0             (60)              0
   Preferred stock accretion                            0          0               0               0
   Treasury stock purchased                        (1,904)         0          (1,904)              0
   Net loss                                             0          0          (1,368)         (1,368)
   Change in cumulative translation adjustment          0        (29)            (29)            (29)
                                                  -------      -----         -------         -------
BALANCE, FEBRUARY 29, 1999                        $(2,052)     $(133)        $15,808         $(1,397)
                                                  -------      -----         -------         -------
                                                  -------      -----         -------         -------


  The accompanying notes are an integral part of these consolidated statements.

                         UNICOMP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998, AND 1997


                                                                                       1999       1998       1997
                                                                                       ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                         $(1,891)   $  (902)   $   912
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operations:
         Depreciation and amortization                                                3,405      2,854      1,875
         Issuance of warrants                                                            36          0         54
         Allowance for doubtful accounts                                                589      1,446         66
         Deferred income taxes                                                           80         22        102
         Changes in assets and liabilities:
            Accounts and other receivables                                              366     (5,836)    (1,102)
            Inventory                                                                  (283)    (1,773)      (375)
            Prepaid expenses                                                           (351)      (323)        19
            Accounts payable                                                           (820)     1,750       (749)
            Accrued expenses                                                           (781)       959       (314)
            Deferred revenue                                                           (493)       621       (221)
            Income taxes payable                                                       (263)       151       (288)
            Other                                                                      (999)      (706)      (262)
                                                                                     ------     ------     ------
               Net cash provided by (used in) continuing operations                  (1,405)    (1,737)      (283)
               Net cash provided by (used in) discontinued operations                (1,275)       165      1,362
                                                                                     ------     ------     ------
               Net cash provided by (used in) operating activities                   (2,680)    (1,572)     1,079
                                                                                     ------     ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (824)    (1,292)      (937)
   Purchase of acquired company                                                         (91)         0          0
   Proceeds from disposition of discontinued operations, net of                       5,980       (524)      (513)
   Acquired and developed software                                                   (2,588)    (2,625)    (2,525)
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------
               Net cash provided by (used in) investing activities                    2,477     (4,441)    (3,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net                                     2,800          0          0
   Payment of preferred stock dividends                                                 (53)         0          0
   Payments on debt                                                                  (6,592)    (1,268)    (1,116)
   Proceeds from borrowing                                                            3,572      4,242         (3)
   Issuance of common stock, net                                                         40      1,868      5,752
   Receivables from related party                                                      (135)     1,204      1,413
   Purchase of treasury stock                                                        (1,904)         0       (618)
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------
               Net cash provided by financing activities                             (2,272)     6,046      5,428

NET INCREASE (DECREASE) IN CASH                                                      (2,475)        33      2,532

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (29)        61         18

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          3,904      3,810      1,260
                                                                                     ------     ------     ------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 1,400     $3,904     $3,810
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------
CASH PAID FOR INTEREST                                                             $    688    $   766   $    324
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------
CASH PAID FOR TAXES                                                                $    393    $   358    $   165
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------


  The accompanying notes are an integral part of these consolidated statements.

                         UNICOMP, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                        FEBRUARY 28, 1999, 1998, AND 1997



  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of UniComp, Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions underlying the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Changes in the status of certain matters, facts, or circumstances underlying these estimates could result in material changes, and actual results could differ from these estimates.

      Certain amounts previously presented in the financial statements have been reclassified to conform to current presentation.

      REVENUE RECOGNITION

      The Company's revenue is generated primarily from licensing software products, providing various professional services, and the sale of computer equipment.

      Revenue from the sale of the Company's software products, the resale of third-party software products, and the sale of computer equipment is recognized upon delivery, customer acceptance, fulfillment of significant vendor obligations, if any, and determination that collectibility is probable. Revenue related to sales which impose significant vendor obligations on the Company is deferred until those obligations are satisfied. Revenue from postcontract customer support is recognized ratably over the life of the contract.

      The Company provides professional services, including systems implementation and integration, hardware and software support and maintenance, custom software development, consulting, educational, and other services. These services are generally provided under time and materials or annual support contracts for which revenue is recognized as the services are performed or ratably over the life of the contract. In some circumstances, the Company performs professional services under fixed price contracts, for which revenue is recognized on the basis of the estimated percentage of completion. From time to time, adjustments are made to the estimates used to calculate the percentage of completion for a contract. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined.

      FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      All assets and liabilities on the balance sheet of a foreign subsidiary whose functional currency is other than the United States dollar are translated at the period-end currency exchange rate. Income statement items are translated at the average currency exchange rate for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity and are not included in determining net income. Transaction gains and losses are included in the results of operations in the period in which they occur.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. At times, cash in bank deposits may exceed the federally insured limits. The Company has not experienced and does not anticipate any losses from such accounts. At February 28, 1998, $3 million of cash and cash equivalents was restricted and held as collateral on certain short-term indebtedness of the Company. During the fiscal year ending February 28, 1999, the Company refinanced the debt and the collateral was released.

      INVENTORY

      Inventory consists primarily of computer equipment and transaction-processing equipment available for resale. Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Components of inventory as of February 28, 1999 and 1998 are as follows (in thousands):

                                                                                       1999         1998
                                                                                       ----         ----
              Computer equipment                                                    $   847      $   597
              Transaction-processing equipment                                        2,597        2,564
                                                                                     ------       ------
                                                                                     $3,444       $3,161
                                                                                     ------       ------
                                                                                     ------       ------

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the life of the related lease.

The components of property and equipment as of February 28, 1999 and 1998 are as follows (in thousands):

                                                                    ESTIMATED
                                                                      USEFUL
                                                                       LIFE
                                                                      (YEARS)        1999         1998
                                                                      -------        ----         ----
              Buildings                                             30 TO 50         $1,982       $1,911
              Land                                                       N/A             70           70
              Leasehold improvements                                 5 TO 10            528          458
              Computer software                                            3            395          301
              Furniture, fixtures, and equipment                      3 TO 5          3,126        2,574
              Vehicles                                                2 TO 4            139          102
                                                                                     ------       ------
                                                                                      6,240        5,416
              Less accumulated depreciation                                           2,629        1,817
                                                                                     ------       ------
                                                                                     $3,611       $3,599
                                                                                     ------       ------
                                                                                     ------       ------

      Depreciation charged to expense was $.8 million, $.7 million, and $.4 million for fiscal years 1999, 1998, and 1997, respectively.

      ACQUIRED AND DEVELOPED SOFTWARE

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software are capitalized and amortized over their estimated useful lives, generally three to five years, at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method.

      Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, benefits, computer usage, an allocation of depreciation, facilities, and other direct allocable costs, among others. All research and development costs incurred prior to the establishment of technological feasibility and subsequent to the product becoming generally available have been expensed in the period in which they were incurred. Product enhancements are improvements to an existing product that are intended to extend the life or significantly improve the marketability of the original product. Costs incurred for product enhancements are charged to expense as research and development until technological feasibility of the enhancement has been established. Total research and development costs which were expensed as they were incurred totaled $1.2 million, $.9 million, and $.6 million for fiscal years 1999, 1998, and 1997, respectively.

      The Company capitalized software development costs of $2.8 million, $2.6 million, and $2.5 million during fiscal years 1999, 1998, and 1997, respectively, with amortization expense of $2.7 million, $2.1 million, and $1.5 million during the same periods. Capitalized software costs are net of amounts reimbursed by Northern Ireland government grants of $.3 million, $.4 million, and $.4 million in fiscal years 1999, 1998, and 1997, respectively.

      The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as expense in the period it is determined.

      GOODWILL AND OTHER INTANGIBLE ASSETS

      SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded.

      Identifiable intangible assets and goodwill are recorded and amortized over their estimated economic lives or periods of future benefit. The lives established for these assets are a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going-concern nature of acquired businesses, the stability of their operations, their market presence, and their reputation. Accordingly, the Company evaluates the continued appropriateness of these lives and recoverability of the carrying value of such assets based on the latest available economic factors and circumstances.

      The Company evaluates the recoverability of all long-lived assets, including specific intangible assets and goodwill, based on a comparison of estimated future cash flows from the related operations with the then corresponding carrying values of those assets. Impairment of value, if any, is recognized in the period in which it is determined. A rate considered to be commensurate with the risk involved is used to discount the cash flows for any recognized impairment.

      The Company amortizes goodwill on a straight-line basis over an estimated life of up to ten years for goodwill related to computer hardware and service company acquisitions and five to seven years for goodwill related to software company acquisitions. The Company believes that these lives appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Other identifiable intangible assets are amortized on a straight-line basis over their estimated period of benefit ranging from three to ten years. Amortization charged to expense was $.4 million, $.2 million, and $.1 million for fiscal years 1999, 1998, and 1997, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable, short-term notes receivable, accounts payable, and lines of credit, at February 28, 1999 and 1998 approximate fair value because of the short-term maturity of these instruments. The carrying value of the Company's long-term debt and notes receivable approximates fair value at February 28, 1999 and 1998 based on market rates for similar issues.

      INCOME TAXES

      The provision for income taxes and the corresponding balance sheet accounts are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property and equipment, intangible assets, and capitalized software development costs. No deferred tax liability has been recognized relating to taxable temporary differences attributable to the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries due to the fact that such taxable temporary differences are not expected to reverse in the foreseeable future. The determination of the amount of such liability is not practical.

      ADVERTISING

      The Company generally expenses advertising and marketing costs as incurred. Advertising and marketing costs were $.9 million, $.7 million, and $.5 million during fiscal years 1999, 1998, and 1997, respectively.

      BASIC AND DILUTED EARNINGS PER SHARE

      The calculation and presentation of earnings per share are in accordance with SFAS No. 128 "Earnings Per Share." Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of the stock options and warrants outstanding (using the treasury stock method) and the conversion of preferred stock (using the if-converted method). For the Company, the numerator is the same for both basic and diluted EPS calculations. The following is a reconciliation of the denominator used in the calculation (in thousands):

                                                                            1999        1998        1997
                                                                            ----        ----        ----
              Weighted average shares                                      7,802       7,727       6,465
              Dilutive effect of common stock options and warrants             0           0         400
                                                                           -----       -----       -----
              Weighted average shares assuming dilution                    7,802       7,727       6,865
                                                                           -----       -----       -----
                                                                           -----       -----       -----


      Options and warrants to purchase 282,500 shares of common stock at a weighted average price of $7.62 per share for fiscal year 1997 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options and warrants outstanding for fiscal years 1999 and 1998 and the conversion of preferred stock in fiscal year 1999 were excluded from the calculation of diluted earnings per share due to the net loss for those periods.

      NEW ACCOUNTING STANDARDS

      In early 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.


  2.  DISCONTINUED OPERATIONS

      On December 17, 1998, the Company completed the sale of substantially all of the assets of the Company's Northern Ireland subsidiary, Aurora UniComp Limited ("Aurora"), to Aurora SX3 Limited (the "Sale"). Aurora was a reseller of computer equipment to the educational marketplace. Consideration consisted of approximately $6.3 million in cash and the assumption of debt totaling approximately $5.5 million. In connection with the sale, the Company recorded a gain of $.8 million, net of a tax benefit of $.5 million.

      In addition, the Company entered into a two-year loan agreement whereby the Company was initially advanced approximately $1.2 million and will receive an additional $.4 million after the Company timely meets the first 12 installment payments. The loan bears interest at .5% above the base lending rate of the Bank of Ireland and shall be repaid in 24 equal monthly installments.

      Revenues of Aurora were $19.5 million, $24 million, and $10.7 million in fiscal years 1999, 1998, and 1997, respectively. A summary of the net assets of Aurora, which have been reflected in the consolidated balance sheet as of February 28, 1998, is as follows (in thousands):

                       Current assets                                                     $7,994
                       Property and equipment, net                                         1,147
                       Other assets                                                        2,940
                       Current liabilities                                                (7,899)
                                                                                          ------
                                                                                          $4,182
                                                                                          ------
                                                                                          ------

  3.  BUSINESS COMBINATIONS

      ACQUISITION OF ICM COMPUTING MACHINES LIMITED

      On January 8, 1998, the Company completed its acquisition of ICM Computing Machines Limited ("ICM") for 107,453 shares of the Company's common stock, or approximately $.8 million. ICM, headquartered in Ireland, principally provides process management software and related services to the farming industry. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations have been included from January 1, 1998, the effective date of the acquisition. The excess consideration above the fair value of net assets acquired of approximately $1.2 million has been recorded as goodwill. Under the terms of the purchase agreement, the Company guaranteed approximately $.8 million in proceeds from the sale of the company stock issued to consummate the transaction. In December 1998, the Company purchased 90,786 of the shares issued for approximately $.7 million.

      Supplemental pro forma information is not presented, since this acquisition was not material to the Company's consolidated results of operations in the year of acquisition.

      ACQUISITION OF NOVATEK

      On November 29, 1997, the Company completed its acquisition of Novatek, a provider of new and refurbished point-of-sale and transaction-processing equipment and related services. The Company issued 788,708 shares of its common stock for all of the outstanding common stock of Novatek. This transaction has been accounted for as a pooling of interests; therefore, the historical financial statements have been restated to reflect this merger. Novatek historically prepared its financial statements on a December 31 year-end. Subsequent to the acquisition, Novatek was merged with one of the Company's subsidiaries, and thus, the fiscal year-end has been changed to conform with the Company's year-end. The historical financial data for Novatek is included in the consolidated financial statements for all periods presented as of its year-end except for the year ended February 28, 1998, where Novatek's results of operations have been presented as of the Company's year-end. As a result of the change in Novatek's fiscal year-end to conform to the Company's subsequent to acquisition, the results of operations for Novatek for the two-month period ended February 28, 1997 are not reflected in any of the periods presented and have been charged directly to equity. The results of Novatek's operations for the two months ended February 28, 1997 are summarized as follows (in thousands):

                                Revenue                                           $713
                                Net loss                                            67

      The stockholders' equity accounts have been adjusted to reflect the conversion of all of Novatek's common stock into 788,708 shares of the Company's common stock. No other adjustments were required to reflect the consolidation, since the accounting policies of this company prior to the transaction were substantially the same and prior to the date of the acquisition, there were no significant transactions between the companies.

      Novatek's revenue and net income included in the Company's statements of operations for the years ended February 28, 1997 are summarized as follows (in thousands):

                                                             FISCAL YEAR ENDED FEBRUARY 28, 1997
                                                       -----------------------------------------------
                                                       UNICOMP, INC.          Novatek
                                                       FEBRUARY 28,         December 31,
                                                           1997                 1996             Total
                                                       -------------        ------------    ----------
              Revenue                                      $14,490              $6,558         $21,048
              Income from continuing
                  operations                                   927                 (15)            912

      In connection with this acquisition, the Company incurred charges totaling $1 million. Of this amount, $.7 million related to compensation expense recorded for the value of certain compensatory stock options at Novatek for which the applicable compensation expense could only be determined upon the sale of Novatek. Therefore, the Company recorded a one-time noncash compensation expense upon consummation of the merger with Novatek. Additionally, the Company recorded $.3 million in expenses relating to the pooling-of-interests transaction with Novatek.

      ACQUISITION OF CEM COMPUTERS LIMITED

      On February 20, 1997, the Company completed its acquisition of CEM Computers Limited ("CEM") for approximately $3.7 million. CEM, headquartered in Northern Ireland, principally provides computer equipment, hardware and software support, and systems integration services. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations have been included from February 1, 1997, the effective date of the acquisition. The excess consideration above the fair value of net assets acquired of approximately $2.9 million has been recorded as goodwill.

      In June 1997, the operations of CEM and another subsidiary located in Northern Ireland were combined to form Aurora. Accordingly, the operations of CEM are reflected in discontinued operations.

      ACQUISITION OF SMOKY MOUNTAIN

      On April 16, 1996, the Company completed its acquisition of Smoky Mountain, a software and hardware developer for the transaction-processing industry. The Company issued 500,000 shares of its common stock for all of the outstanding common stock of Smoky Mountain. This transaction has been accounted for as a pooling of interests; therefore, the historical financial statements have been restated to reflect this merger. Smoky Mountain historically prepared its financial statements on a December 31 year-end. Smoky Mountain's fiscal year-end has been changed to conform with the Company's year-end, and its historical financial data is included in the consolidated financial statements for all periods presented as of the Company's year-end.

      ACQUISITION SUBSEQUENT TO YEAR-END

      In January 1999, the Company acquired a $.6 million note receivable from Continuum Technology Corporation ("Continuum"). Consideration consisted of $.2 million in cash and accounts receivable of $.4 million. The note receivable is classified as other assets in the accompanying balance sheet at February 28, 1999. In March 1999, the Company purchased 97.5% of Continuum's outstanding common stock. Consideration consisted of $259,361 in cash, 8% notes payable aggregating $572,128, and 200,000 shares of the Company's common stock.

      DISPOSITION SUBSEQUENT TO YEAR-END

      In June 1998, the Company contributed accounts receivable of $.5 million for a 67% ownership in a newly formed entity engaged in retail electronic commerce. In April 1999, the Company sold its ownership percentage to the minority shareholder for a $.7 million note receivable bearing interest at 8.5%. The note is receivable in monthly installments of $5,000-$10,000 per month with a final payment of $240,000 due August 2003. The note is secured by the assets of the venture and the personal guarantee and pledged assets of the purchaser. The gain of $.3 million on the sale will be recognized as cash is received.


  4.  INCOME TAXES

      The sources of income from continuing operations before provision for income taxes are as follows (in thousands) as of February 28, 1999, 1998, and 1997:

                                                                           1999         1998        1997
                                                                           ----         ----        ----
              United States                                              $(2,691)     $(2,121)      $575
              Foreign                                                        800        1,559        373
                                                                         -------      -------       ----
                                                                         $(1,891)     $  (562)      $948
                                                                         -------      -------       ----
                                                                         -------      -------       ----

      The significant components of income tax expense from income from continuing operations are as follows (in thousands) as of February 28, 1999, 1998, and 1997:

                                                                             1999       1998        1997
                                                                             ----       ----        ----
              Current provision:
                  Federal                                                  $    0      $    0     $   (7)
                  State                                                         0           7          5
                  Foreign                                                      62         274        130
              Deferred provision:
                  Federal                                                       0        (191)       191
                  State                                                         0        (100)        32
                  Foreign                                                     137         350       (315)
                                                                           ------      ------     ------
                                                                           $  199      $  340     $   36
                                                                           ------      ------     ------
                                                                           ------      ------     ------

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands) as of February 28, 1999, 1998, and 1997:

                                                                                      1999        1998        1997
                                                                                      ----        ----        ----
     Income at statutory rate                                                       $  (643)     $(191)      $322
     Increase (decrease) in provision from:
         State income taxes, net of federal tax deduction                               (76)       (22)        38
         Differences in foreign and U.S. tax rates                                      (56)      (109)       (26)
         Nondeductible transaction costs                                                  0        139          0
         Deferred tax asset valuation allowance                                       1,016        500          0
         Reduction of U.K. cumulative deferred liability                                  0          0       (320)
         Other                                                                          (42)        23         22
                                                                                    -------      -----       ----
         Tax provision                                                              $   199      $ 340       $ 36
                                                                                    -------      -----       ----
                                                                                    -------      -----       ----

      An analysis of the net deferred income tax assets and liabilities as of February 28, 1999 and 1998 is as follows (in thousands):

                                                                                       1999         1998
                                                                                       ----         ----
              Deferred tax asset (liability):
                  Net operating loss carryforwards                                   $2,429      $   430
                  Allowance for doubtful accounts and other                             223          516
                  Depreciation from foreign operations                                  188          449
                  Deferred tax asset valuation allowance                             (1,516)        (500)
                  Capitalized software development costs                             (1,733)      (1,498)
                                                                                     ------       ------
                            Total net deferred asset                                 $ (409)     $  (603)
                                                                                     ------       ------
                                                                                     ------       ------

      As of February 28, 1999, the Company has net operating loss carryforwards
      (NOLs) in the United States, subject to certain limitations under the provisions of Internal Revenue Code Section 382, that expire at various times from 2003 through 2018 totaling $6.3 million for federal purposes and $4.6 million for state purposes. The Company recorded a valuation allowance of $1.5 million and $.5 million as of February 28, 1999 and 1998, respectively, related to NOLs that are not anticipated to be utilized through normal operating results. Realization of the remainder of the deferred tax assets is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes that it is more likely than not that the remaining deferred tax assets will be realized.


  5.  RELATED-PARTY TRANSACTIONS

      During fiscal year 1997, the Company's board of directors approved the exchange of 68,626 shares of the Company's common stock for $.4 million of indebtedness owed to the Company by certain officers and affiliated companies. These shares were recorded as treasury stock and were subsequently retired.

      Note receivable from officer/director at February 28, 1999 and 1998 totaled $.5 million and $.4 million, respectively. Interest is payable quarterly at a rate of 10%. The note is payable in five equal annual installments beginning March 1, 2000.


  6.  LINES OF CREDIT

      The Company maintains a series of working capital lines of credit with maximum borrowing available of $1.7 million in the United Kingdom which are secured by certain accounts receivable, inventories, and other assets of the Company. The lines of credit are utilized for short-term borrowing for general corporate use. From time to time, the bank in the United Kingdom allows the borrowing under such lines to be in excess of the maximum to accommodate the Company's peaks in spending. The total outstanding balance on the lines of credit was $1.3 million, and interest is charged based on the average outstanding balance at a variable rate based on the lending bank's base lending rate plus 1.75%, or 7.25% as of February 28, 1999.

      In March 1998, the Company replaced an existing $1.5 million line of credit with a new line of credit that provides for borrowings up to $3 million. Borrowings are based on eligible accounts receivables and inventories and are secured by substantially all assets located in the United States. Interest is charged at the 30-day commercial paper rate plus 3% (7.85% at February 28, 1999). At February 28, 1999, $2.3 million was outstanding and $0 was available for future borrowings under the line. The line of credit was due March 1999 and was subsequently extended to June 30, 1999.

      At February 28, 1998, the Company maintained an additional line of credit in the United Kingdom that was secured principally by $3 million of cash and equivalents which were restricted as to use. This line of credit was used to fund the purchase of CEM (Note 3). In August 1998, the Company used the restricted cash to repay the obligations incurred under this line of credit.

      All of the Company's lines of credit are subject to customary covenants, terms, and conditions, including debt and equity ratios and minimum tangible net worth, among others.

      At February 28, 1999, the Company was in default of the minimum tangible net worth covenant under its $3 million United States line of credit.

  7.  LONG-TERM DEBT

      NOTES PAYABLE

      Notes payable as of February 28, 1999 and 1998 are as follows (in thousands):

                                                                                             1999         1998
                                                                                             ----         ----
     Mortgage payable in U.K. pounds, interest at a variable rate of LIBOR plus
     1.75%, or 7.25% at February 28, 1999, collateralized by a building in
     Northern Ireland, payable in quarterly installments of approximately $18
     through July 2005                                                                    $   476      $   556

     Mortgage payable, interest at a fixed rate of 8.83%, collateralized by a building in North Carolina, payable in monthly installments of
     approximately $3 through February 2004                                                   279          286

     Mortgage payable, interest at a fixed rate of 8.86%, collateralized by a building in Florida, payable in monthly installments of approximately $3
     through February 2005                                                                    289          300

     Note payable in U.K. pounds, interest at a variable rate of LIBOR plus
     1.75%, or 7.25% at February 29, 1999, collateralized by certain accounts receivable and other assets of the Company, payable in quarterly
     installments of approximately $40 through February 2000                                  163          329

     Subordinated note payable, interest at a rate of 12%, collateralized by a subordinated position in substantially all of the Company's assets, paid in
     full in February 1999                                                                      0        1,000

     Note payable in U.K. pounds, interest at a variable rate of LIBOR plus .5%, or 6% at February 29, 1999, collateralized by guarantee and debenture,
     payable in monthly installments of approximately $68 through January 2001              1,153            0

     Other                                                                                    182          234
                                                                                            -----        -----
                   Total notes payable                                                      2,542        2,705
                                                                                            -----        -----
     Less current portion                                                                   1,069        1,358
                                                                                            -----        -----
                                                                                           $1,473       $1,347
                                                                                            -----        -----
                                                                                            -----        -----

      Maturities of long-term debt are as follows (in thousands):

                       2000                                                               $1,069
                       2001                                                                  539
                       2002                                                                  153
                       2003                                                                  123
                       2004                                                                  319
                       Thereafter                                                            339
                                                                                          ------
                                                                                          $2,542
                                                                                          ------
                                                                                          ------


  8.  STOCKHOLDERS' EQUITY

      On November 18, 1996, the Company completed a secondary offering of an additional 1.5 million shares of common stock at $5 per share. The proceeds, net of underwriters' discounts, commissions, and expenses, were $5.8 million. In accordance with this offering, the Company granted warrants to purchase 150,000 shares of the Company's common stock at $8.25 per share to the underwriters of the transaction. These warrants expire on November 13, 2001. As of February 28, 1999, these warrants had not been exercised.

      During fiscal year 1997, the Company granted warrants to purchase 175,000 shares of common stock at a weighted average exercise price of $6.50 to its financial advisors (the "Advisor Warrants") and warrants to purchase 95,000 shares of common stock at a weighted average price of $5.32 to its investor relations advisors (the "Investor Relations Warrants"). The Company recorded $.1 million of consulting expenses during fiscal year 1997 in association with the granting of these warrants based on the fair value of the services received in exchange for the warrants. During fiscal year 1998, all of the Investor Relations Warrants were exercised. The Advisor Warrants expire on July 15, 2001, and none have been exercised as of February 28, 1999. During fiscal year 1999, the Company granted warrants to purchase 25,000 shares of common stock at an exercise price of $3 to a lender (the "Loan Warrants"). The $36,000 fair value of the warrant was expensed as interest expense, as the debt was retired in fiscal 1999. The Loan Warrants expire on September 30, 2003, and none have been exercised as of February 28, 1999.

      The Company held 484,280 and 43,837 shares of common stock in treasury at February 28, 1999 and 1998, respectively. Treasury stock is held at cost and is presented as a reduction of stockholders' equity. These treasury shares are intended to be issued as options are exercised under the Company's long-term incentive plan and director incentive plan.

      SERIES A CONVERTIBLE PREFERRED STOCK

      On October 7, 1998, the Company issued 3,000 shares of Series A convertible preferred stock, par value $1 per share, and warrants for 102,127 shares of the Company's common stock at an exercise price of $4.41, for aggregate consideration of $3 million. Transaction costs of $.2 million were paid in connection with the offering. Dividends are payable quarterly in cash or additional preferred stock at a rate of 5% per annum. The preferred shares, together with any accrued and unpaid dividends, are convertible into shares of the

      Company's common stock at the lower of 90% of the Company's stock price for 30 days preceding the conversion or $5 per share. The beneficial conversion feature and the warrants have been allocated $300,000 and $110,000, respectively, of the proceeds. The discount of $300,000 resulting from the allocation to the beneficial conversion feature was recognized as an additional return to the preferred shareholders through the earliest conversion date. In the event the Company does not register the underlying common stock, the holder of the preferred shares receives an additional discount of 2% on the conversion. At February 28, 1999, the conversion percentage was 84%. Holders of the Series A preferred stock are not entitled to vote on any shareholder matter.

      The preferred stock agreement provides that, absent shareholder approval, the maximum number of shares of common stock that may be issued upon conversion of the Series A convertible preferred stock is 1,576,000. If the number of underlying shares of common stock exceeds 1,576,000, the Company is mandatorily obligated to redeem the excess. At February 28, 1999, approximately 1,205,000 shares of common stock are issuable under the preferred stock agreement. The Company also has certain optional redemption rights, including, but not limited to, the right to redeem the outstanding shares of Series A convertible preferred stock at a premium of 116% of the issue price.


  9.  COMMITMENTS AND CONTINGENCIES

      LEASES

      The Company leases office space, automobiles, and certain other items under noncancelable operating leases. Rental expense for fiscal years 1999, 1998, and 1997 was $1.3 million, $1.3 million, and $1.1 million, respectively.

      Future minimum lease payments for operating leases at February 28, 1999 are as follows (in thousands):

                                2000                                            $   658
                                2001                                                416
                                2002                                                250
                                2003                                                146
                                2004                                                  3
                                Thereafter                                            0
                                                                                 ------
                                                                                 $1,473
                                                                                 ------
                                                                                 ------

      LITIGATION

      The Company is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened against the Company. There are no other significant pending legal proceedings, other than routine litigation incidental to the Company's business.

10.   SUPPLEMENTAL CASH FLOW INFORMATION

      On January 8, 1998, the Company acquired ICM for $.8 million. The entire purchase price was paid with the Company's common stock and, therefore, has been accounted for in the statement of cash flows as a noncash transaction.

      On February 20, 1997, the Company acquired CEM Computers Limited for approximately $3.7 million. The entire purchase price was financed with debt and, therefore, has been accounted for in the statement of cash flows as a noncash transaction.

      During fiscal year 1997, convertible notes with principal amounts of $2 million were converted into shares of common stock which has been accounted for in the statement of cash flows as noncash transactions.

      During fiscal year 1997, 68,626 shares of the Company's common stock were exchanged for $.4 million of indebtedness owed to the Company by certain officers and affiliated companies which has been accounted for in the statement of cash flows as a noncash transaction.


11.   SEGMENT INFORMATION

      The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in its financial statements for the year ended February 28, 1999.

      The Company's business units have been aggregated into three reportable segments: Platform Migration, Transaction Processing, and Others, since the long-term financial performance within each of these segments is affected by similar economic conditions. Each of these segments has its own management team. The Platform Migration segment provides software that rehosts code written for certain proprietary platforms to open computing platforms. The Company markets its platform migration software through direct and indirect sales channels. The Transaction Processing segment provides computer software and hardware that allow merchants to settle noncash transactions. The Company markets its transaction processing systems through a direct sales force. The Company also provides certain other technology products and solutions, including Year 2000 conversion tools and services and payroll processing software.

      The accounting policies of the reportable segments are the same as those described in Note 1 to the financial statements. The Company evaluates the performance of each operating division based on income from operations.

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related activities as well as results of smaller operations of the Company.

                                                       PLATFORM        TRANSACTION
                   SEGMENT REPORTING                  MIGRATION        PROCESSING          OTHER         TOTAL
                   -----------------                  ---------        ----------          -----         -----
     Fiscal year 1999:
         Revenues                                        $8,437          $  8,143         $ 12,999        $29,579
         Cost of sales                                    1,019             6,607            4,995         12,621
         Gross profit                                     7,418             1,536            8,004         16,958
         Operating expenses                               7,353             3,312            6,974         17,639
         Operating income (loss)                             65            (1,776)           1,030           (681)
         Total assets                                     4,721             4,985           20,509         30,215
     Fiscal year 1998:
         Revenues                                        $7,701          $ 11,654         $  8,707        $28,062
         Cost of sales                                    1,299             7,719            3,671         12,689
         Gross profit                                     6,402             3,935            5,036         15,373
         Operating expenses                               4,333             5,223            6,025         15,581
         Operating income (loss)                          2,069            (1,288)            (989)          (208)
         Total assets                                     2,423             4,209           27,974         34,606
     Fiscal year 1997:
         Revenues                                         4,572             2,078           14,398         21,048
         Cost of sales                                      886               524            9,144         10,554
         Gross profit                                     3,686             1,554            5,254         10,494
         Operating expenses                               4,186               931            4,198          9,315
         Operating income (loss)                           (500)              623            1,056          1,179
         Total assets                                     2,296             1,351           27,818         31,465


      The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.


                                                                           UNITED         UNITED
                                                                           STATES         KINGDOM         TOTAL
                                                                           ------         -------         -----
     Fiscal year 1999:
         Revenues                                                           $10,416         $19,163        $29,579
         Cost of sales                                                        7,248           5,373         12,621
         Gross profit                                                         3,168          13,790         16,958
         Operating expenses                                                   4,509          13,130         17,639
         Operating income (loss)                                             (1,836)          1,155           (681)
         Total assets                                                        16,303          13,912         30,215
     Fiscal year 1998:
         Revenues                                                            13,100          14,962         28,062
         Cost of sales                                                        8,124           4,565         12,689
         Gross profit                                                         4,976          10,397         15,373
         Operating expenses                                                   6,719           8,862         15,581
         Operating income (loss)                                             (1,743)          1,535           (208)
         Total assets                                                        12,622          21,984         34,606

                                                                           UNITED         UNITED
                                                                           STATES         KINGDOM         TOTAL
                                                                           ------         -------         -----
     Fiscal year 1997:
         Revenues                                                            10,762          10,286         21,048
         Cost of sales                                                        6,269           4,285         10,554
         Gross profit                                                         4,493           6,001         10,494
         Operating expenses                                                   3,539           5,776          9,315
         Operating income                                                       954             225          1,179
         Total assets                                                        10,411          21,054         31,465

      The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of company revenue during fiscal years 1999, 1998, or 1997.


12.   EMPLOYEE BENEFIT PLANS

      UNITED KINGDOM DEFINED BENEFIT AND CONTRIBUTION PENSION PLANS

      The Company maintains a defined benefit pension plan in the United Kingdom which is designed to provide death and retirement benefits for eligible employees. On April 1, 1997, the Company also began to operate a defined contribution pension plan in the United Kingdom. After April 1, 1997, any new employees eligible to participate in the Company's pension plan may only join the defined contribution pension plan. The Company contributed minimal amounts to the defined contribution plan during fiscal year 1998, the plan's first year in existence. Additionally, employees enrolled in the defined benefit pension plan may transfer to the defined contribution plan if they elect to do so. The pension costs associated with the defined benefit pension plan are assessed in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Actuarial assumptions used for defined benefit plan valuations as of February 28, 1999 included an 8.5% long-term rate of return on assets, a 7% discount rate, and a salary increase of 4.5%. Actuarial assumptions used for defined benefit valuation as of February 28, 1998 included a 9% long-term rate of return on assets, an 8.5% discount rate, and a salary increase of 5%. Additional information on the pension plan is as follows:

         - Benefit formula: annual pension to be 1/60 of final pensionable salary for each year of pensionable service, subject to a maximum fraction of 2/3.

         - Funding policy: the employer contributes to the fund at rates determined by the actuary. Employees contribute in accordance with the plan.

         - Assets held are fixed interest securities and deferred annuities insurance policies.

      The following table sets forth the plan's funded status and amounts recognized as other assets on the accompanying balance sheet at February 28, 1999:

                                                                                       1999         1998
                                                                                       ----         ----
              Change in benefit obligation:
                  Benefit obligation at beginning of year                         $   5,128      $  4,155
                  Service cost                                                          113            71
                  Interest cost                                                         452           358
                  Contributions by plan participants                                    263           266
                  Actuarial loss                                                        886           254
                  Benefits paid                                                         (31)          (31)
                  Foreign currency exchange rate changes                                (98)           56
                                                                                     ------        ------
              Benefit obligation at end of year                                   $   6,713      $  5,129
                                                                                     ------        ------
                                                                                     ------        ------
              Change in plan assets:
                  Fair value of plan assets at beginning of year                  $   6,650      $  4,998
                  Actual return of plan assets                                          693         1,215
                  Employer contributions                                                328           310
                  Contributions by plan participants                                    263           266
                  Benefits paid                                                         (38)          (54)
                  Plan transfers and other                                             (141)         (192)
                  Foreign currency exchange rate changes                               (108)          103
                                                                                     ------        ------
              Fair value of plan assets at end of year                            $   7,647      $  6,646
                                                                                     ------        ------
                                                                                     ------        ------
              Funded status of the plan:
                  Funded status at the end of year                                $     934      $  1,518
                  Unrecognized loss (gain)                                              268          (764)
                                                                                     ------        ------
              Net amount recognized                                               $   1,202      $    754
                                                                                     ------        ------
                                                                                     ------        ------
              Net pension cost for the year:
                  Service cost                                                    $     182      $    112
                  Interest cost                                                         490           448
                  Expected return on plan assets                                       (673)         (613)
                  Amortization of transition amount                                      (5)          (38)
                                                                                     ------        ------
              Net periodic pension cost                                           $      (6)     $    (91)
                                                                                     ------        ------
                                                                                     ------        ------

      401(k) RETIREMENT SAVINGS PLAN

      The Company maintains a defined contribution 401(k) profit-sharing plan and trust (the "401(k) Plan") in the United States. To be eligible to participate in the 401(k) Plan (the "Plan Eligibility Requirements"), an employee must be 21 years of age, work at least 30 hours per week, and be employed for 1 month. After satisfying the Plan Eligibility Requirements, employees of the Company may enroll in the 401(k) Plan on the first of any month. A participating employee, by electing to defer a portion of his/her compensation, may make pretax contributions to the 401(k) Plan, subject to limitations under the Internal Revenue Service Code, of a percentage (not to exceed 15%) of his/her total compensation. The

      Company contributes 50% of every dollar the participant contributes up to a total of 2% of the participant's gross compensation. Participant contributions and earnings are 100% vested at all times, while company matching contributions vest in 20% increments over a five-year period beginning one year after the employee's eligibility date. Participants may alter their contribution amounts at any time. Employees are responsible for directing the investments of all assets in their individual accounts. Contributions may be withdrawn, with possible penalties for certain early withdrawals, only after (i) the employee reaches age 59 1/2, (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan. The Company pays all expenses associated with the 401(k) Plan and contributed minimal amounts to the plan during fiscal years 1999, 1998, and 1997.

      STOCK OPTION PLAN

      The Company maintains a Long-Term Incentive Plan (the "LTI Plan") under which options to purchase shares of the Company's common stock have been granted to eligible employees. During fiscal year 1998, the Company increased the total number of shares available for award under the LTI Plan to 1.7 million from 1.2 million. The LTI Plan is administered by the compensation committee of the board of directors. Option activity and related weighted average prices under the LTI Plan are summarized as follows as of February 28, 1999, 1998, and 1997:

                                                        1999                  1998                   1997
                                                ------------------     ------------------    -------------------
                                                          Weighted               Weighted               Weighted
                                                           Average               Average                Average
                                                Shares      Price      Shares     Price      Shares      Price
                                                ------      -----      ------     -----      ------      -----
     Shares under option at beginning of
        year                                       894      $4.30       1,012      $4.09        573       $3.31
           Granted                                   0       0.00         125       6.51        445        5.08
           Exercised                               (13)      3.31        (198)      4.19         (6)       3.31
           Forfeited                              (168)      6.03         (45)      6.18          0        0.00
                                                ------                 ------                ------
     Shares under option at end of year            713       3.91         894       4.30      1,012        4.09
                                                ------                 ------                ------
                                                ------                 ------                ------
     Shares under option exercisable at
        end of year                                457       3.41         366       3.63        291        3.31
                                                ------                 ------                ------
     Shares available for future grant             608                    440                    20
                                                ------                 ------                ------
                                                ------                 ------                ------


      All options granted have exercise prices of 100% of the market value at the date of grant and are generally exercisable at the rate of 25% per year beginning two years from date of grant. Options expire ten years from the date of grant unless otherwise specified in the option agreement.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies with stock-based compensation plans to either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to follow APB No. 25 in accounting for its employee stock options and has not recorded any expense related to the granting of options to employees.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                        Fiscal Year
                                                                                    -------------------
                                                                                     1998         1997
                                                                                    ------       ------
              Risk-free interest rate                                                6.00%         5.9%
              Expected dividend yield                                                0.00%         0.0%
              Expected lives (years)                                                 2.25          2.0
              Expected volatility                                                   65.00         52.0
              Weighted average fair value of options granted during the
                  year                                                            $  2.69       $  1.8

      The total value of the options granted, as calculated using the Black-Scholes method, is amortized over the vesting periods of the options. The Company's pro forma information required under SFAS No. 123 is as follows (in thousands, except per share data) as of February 28, 1999, 1998, and 1997:

                                                                                  1999         1998         1997
                                                                                  ----         ----         ----
     Income (loss) from continuing operations as reported                       $(1,961)     $  (902)        $912
     Pro forma net income (loss)                                                 (2,203)      (1,100)         834
     Diluted earnings per share as reported                                     $ (0.30)      $(0.12)       $0.13
     Diluted pro forma earnings per share                                         (0.33)       (0.14)        0.12


13.   SIGNIFICANT RISKS AND UNCERTAINTIES

      The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to, any of the following which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

      As discussed in Note 1, the preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. In addition, these estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period as well. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying value of the Company's intangible assets and capitalized software development costs, accrued reserves for contingencies, and estimates to complete fixed price contracts. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

      The business of the Company is subject to national and worldwide economic and political influences, such as recession, political instability, the economic strength of governments, and rapid change in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers' demands. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high-technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. The development of such products involves risks and uncertainties, including, but not limited to, risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks. The Company's success will depend on the level of market acceptance and enhancements to the market on a timely and cost-effective basis and its ability to maintain a labor force sufficiently skilled to compete in the current environment. Additionally, there is increasing competition in the Company's products and services businesses, and there can be no assurance that the Company's current products or services will remain competitive or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive.

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

      The Company derives its revenue primarily from operations in Northern Ireland. It is reasonably possible that this concentration of revenue makes the Company vulnerable to the risk of a near-term severe impact due to unforeseen political and economic forces as well as exchange rate fluctuations. Additionally, concentration of credit risks with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's worldwide customer base. The Company performs ongoing credit evaluations on certain of its customers' financial conditions but generally does not require collateral to support customer receivables. The Company establishes an allowance for uncollectible accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There can be no assurance, however, that the Company's procedures will identify all potential uncollectible accounts in a timely manner, and significant adjustments to the Company's allowance for uncollectible accounts may be necessary from time to time.

      As a result of the above and other factors, the Company's operations and financial position can vary significantly from quarter to quarter and year to year. These variations may contribute to volatility in the market for the Company's common stock.


14.   FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of fiscal years 1999 and 1998, the Company recorded provisions for doubtful accounts and returns of $.4 million and $1.3 million, respectively. The increases in the provision were due principally to increases in the Company's general and specific reserves. Also during the fourth quarter of fiscal year 1998, the Company recorded a deferred tax asset valuation allowance of $.5 million. During the fourth quarter of fiscal year 1997, the Company recognized an income tax credit of $.3 million related to a reduction of the cumulative deferred tax liability in the United Kingdom. Also during the fourth quarter of fiscal year 1997, the Company recorded an additional prepaid pension asset of $.2 million related to the defined benefit pension plan in the United Kingdom based on the computation of its actuarial determination of net periodic pension cost. Additionally, during the fourth quarter of 1997, the Company recorded a provision for returns for a specific customer of $.4 million.

                         UNICOMP, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998, AND 1997










                                              BALANCE AT THE    CHARGED TO     CHARGED                    BALANCE
                                                BEGINNING       COSTS AND     TO OTHER                    AT END
                                              OF THE PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
                                              -------------      --------     --------     ----------    ---------
Year ended February 28, 1997:
   Accounts receivable allowance                 $   138        $     66                 $        0       $   204
   Deferred tax asset valuation allowance              0               0                          0             0
Year ended February 28, 1998:
   Accounts receivable allowance                     204           1,446                        (37)        1,613
   Deferred tax asset valuation allowance              0             500                          0           500
Year ended February 28, 1999:
   Accounts receivable allowance                   1,613             589                     (1,378)          824
   Deferred tax asset valuation allowance            500           1,016                          0         1,516