Form 10-Q
period 1999-05-31
UNICOMP INC
filed 1999-07-15
CIK 792341

------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1999.
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD
FROM ____ TO ___

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

There were 7,503,443 Common Shares outstanding as of July 14, 1999.

------------------------------------------------------------------------------

                              UNICOMP, INC.

                                 Index


PART I.  FINANACIAL INFORMATION                                            PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of February 28, 1999
                      and May 31, 1999                                       3

                  Consolidated Statements of Operations for the
                      three months ended May 31, 1998 and 1999               5

                  Consolidated Statements of Cash Flows for the
                      three months ended May 31, 1998 and 1999               7

                  Notes to the Consolidated Financial Statements             8

         Item 2.  Management's Discussion and Analysis of Results
                       of Operations, Financial Conditions, and
                       Liquidity and Capital Resources                      11

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          25

Signatures                                                                  26

Exhibits                                                                    27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
------------------------------

                        UNICOMP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                                                                                   (AUDITED)          (UNAUDITED)
                                                                                                  FEBRUARY 28,          MAY 31,
                                                                                                      1999               1999
                                                                                                -----------------   --------------
                                                                                                            (In Thousands)
Current assets:
   Cash and cash equivalents...........................................................           $    1,400            $    286
   Accounts and other receivables:
      Trade, net of allowance of  $824 and  $818 at February 28, 1999 and May 31, 1999,
        respectively...................................................................                7,192               7,592
      Other receivables................................................................                  531                 425
   Inventory...........................................................................                3,444               3,702
   Prepaid expenses and Other..........................................................                1,255               1,501
                                                                                                -----------------     -------------

        Total current assets...........................................................               13,822              13,506
                                                                                                -----------------     -------------

Property and equipment, net............................................................                3,611               5,639
                                                                                                -----------------     -------------

Other assets:
   Acquired and developed software, net of accumulated amortization of $7,138 and $7,772
      at February 28, 1999 and May 31, 1999, respectively..............................                6,816               6,667
   Goodwill, net of accumulated amortization of $489 and $542 at February 28, 1999 and
      May 31, 1999, respectively.......................................................                2,454               4,344
   Deferred income taxes...............................................................                  626                 626
   Prepaid pension.....................................................................                1,202               1,202
    Receivables from related parties...................................................                  525                 525
   Other...............................................................................                1,159                 665
                                                                                                -----------------     -------------

        Total other assets.............................................................               12,782              14,029

                                                                                                -----------------     -------------

        Total assets...................................................................           $   30,215            $ 33,174
                                                                                                -----------------     -------------
                                                                                                -----------------     -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          UNICOMP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                  (AUDITED)          (UNAUDITED)
                                                                                                 FEBRUARY 28,           MAY 31,
                                                                                                    1999                 1999
                                                                                               -----------------   --------------
                                                                                              (In Thousands, Except Per Share Data)

Current liabilities:
   Bank Overdraft .....................................................................           $        0            $    591
   Accounts payable....................................................................                2,564               2,271
   Accrued expenses....................................................................                1,923               1,997
   Deferred revenue....................................................................                1,652               1,308
   Taxes payable.......................................................................                  801                 801
   Lines of credit.....................................................................                3,611               4,566
   Current portion of notes payable....................................................                1,069               1,686
                                                                                                -----------------     -------------

        Total current liabilities......................................................               11,620              13,220
                                                                                                -----------------     -------------

Long-term liabilities:
   Notes payable.......................................................................                1,473               2,414
   Deferred income taxes...............................................................                1,151               1,151
   Other long-term liabilities.........................................................                  163                 316
                                                                                                -----------------     -------------

        Total long-term liabilities....................................................                2,787               3,881
                                                                                                -----------------     -------------

        Total liabilities..............................................................               14,407              17,101
                                                                                                -----------------     -------------

Stockholders' equity:
   Preferred stock: $1 par value, authorized 5,000, 3 issued and outstanding at February
      28, 1999 and May 31, 1999, respectively .........................................                2,800               2,800
   Common stock: $.01 par value, 25,000 authorized  7,965 and  8,085 issued at February
      28, 1999 and May 31, 1999, respectively..........................................                   80                  81
   Additional contributed capital......................................................               15,810              16,387
   Retained earnings (deficit).........................................................                 (697)               (469)
                                                                                                -----------------     -------------
                                                                                                      17,993              18,799
   Less treasury stock.................................................................               (2,052)             (2,503)
   Cumulative translation adjustment...................................................                 (133)               (223)
                                                                                                -----------------     -------------

        Total stockholders' equity.....................................................               15,808              16,073
                                                                                                -----------------     -------------

        Total liabilities and stockholders' equity.....................................           $   30,215            $ 33,174
                                                                                                -----------------     -------------
                                                                                                -----------------     -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                         -------------------------------------
                                                                              MAY 31,            MAY 31,
                                                                               1998                1999
                                                                         ------------------  -----------------
                                                                         (In Thousands, Except Per Share Data)
Revenue:
   Equipment......................................................    $              2,587 $            3,338
   Services.......................................................                   2,322              3,357
   Software.......................................................                   1,850              2,602
                                                                         ------------------  -----------------
      Total revenue...............................................                   6,759              9,297
                                                                         ------------------  -----------------

Cost of sales:
   Equipment......................................................                   1,888              2,118
   Services.......................................................                     301                442
   Software.......................................................                     901                994
                                                                         ------------------  -----------------
      Total cost of sales.........................................                   3,090              3,554
                                                                         ------------------  -----------------

Gross profit......................................................                   3,669              5,743
                                                                         ------------------  -----------------

Selling, general and administrative expenses......................                   4,121              5,389
                                                                         ------------------  -----------------

Operating income (loss)...........................................                    (452)               354
                                                                         ------------------  -----------------

Other income (expense):
   Other, net.....................................................                      10                  1
   Interest, net..................................................                    (142)              (127)
                                                                         ------------------  -----------------
      Total other income (expense)................................                    (132)              (126)
                                                                         ------------------  -----------------
Income (loss) from continuing operations before provision for
    Income taxes..................................................                    (584)               228
                                                                         ------------------  -----------------
Provision for income taxes........................................                      42                  -
                                                                         ------------------  -----------------
Net income (loss) from continuing operations......................    $               (626)$              228
Loss from discontinued operations.................................                     (94)                 -
                                                                         ------------------  -----------------
Net income (loss) ................................................    $               (720)$              228
                                                                         ------------------  -----------------
                                                                         ------------------  -----------------

                       UNICOMP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

Net income (loss) ................................................    $             (720) $               228
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------

Preferred stock dividends and accretion...........................    $                 - $                31
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------

Income(loss) available to common shareholders.....................    $             (720) $               197
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------

Basic earnings per common share:
Income(loss) from continuing operations...........................    $            (0.08) $              0.03
Income(loss) from discontinued operations.........................                 (0.01)                   -
                                                                      ------------------  -------------------
Net income(loss) .................................................    $            (0.09) $              0.03
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------

Diluted earnings per common share:
Income(loss) from continuing operations...........................    $            (0.08) $              0.03
Income(loss) from discontinued operations.........................                 (0.01)                   -
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------
Net income(loss) .................................................    $            (0.09) $              0.03
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------

Weighted average shares...........................................                 7,929                7,511
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------

Weighted average shares assuming dilution.........................                 7,929                7,663
                                                                      ------------------  -------------------
                                                                      ------------------  -------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      UNICOMP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                          ----------------------------------------
                                                                               MAY 31,               MAY 31,
                                                                                1998                  1999
                                                                          ------------------    ------------------
                                                                                      (In Thousands)
    Net cash provided (used) by operating activities:
       Net income (loss)...........................................    $               (626) $                228
       Adjustments to reconcile net income to net cash provided
          (used) by operations:
          Depreciation and amortization............................                     881                 1,154
          Allowance for doubtful accounts..........................                       4                   (47)
          Deferred income taxes....................................                      38                     0
          Gain on disposition of joint venture.....................                       0                    (9)
          Changes in assets and liabilities:
            Accounts and other receivables.........................                      44                   211
            Inventory..............................................                     (20)                  478
            Prepaid expenses.......................................                     (24)                 (201)
            Accounts payable.......................................                    (436)               (1,378)
            Accrued expenses.......................................                    (378)                   74
            Deferred revenue.......................................                     (19)                 (344)
            Income taxes payable...................................                     (34)                    0
            Other..................................................                      38                  (163)
                                                                          ------------------    ------------------

               Net cash provided (used) by operating activities....                    (532)                    3
                                                                          ------------------    ------------------

    Cash flow from investing activities:
       Capital expenditures........................................                    (363)                 (237)
       Purchase of acquired company................................                       0                  (259)
       Payment received on note for sale of joint venture..........                       0                    25
       Proceeds from disposition of joint venture..................                       0                    10
       Acquired and developed software.............................                    (605)                 (545)
                                                                          ------------------    ------------------

               Net cash used by investing activities...............                    (968)               (1,006)
                                                                          ------------------    ------------------

    Cash flow from financing activities:
       Bank Overdraft                                                                     0                   591
       Payments on borrowings......................................                  (1,851)                 (509)
       Proceeds from borrowing.....................................                   2,269                   348
       Issuance of common stock, net...............................                      41                     0
       Receivables from related parties............................                      (7)                    0
                                                                                                             (451)
       Purchase of Treasury Stock..................................                       0
                                                                          ------------------    ------------------

               Net cash provided (used) by financing activities....                     452                   (21)
                                                                          ------------------    ------------------

    Net increase (decrease) in cash................................                  (1,048)               (1,024)
    Effect of exchange rate changes on cash........................                      20                   (90)
    Cash from discontinued activities...............................                    456                     0
                                                                          ------------------    ------------------
    Cash and cash equivalents at beginning of period...............                   3,904                 1,400
                                                                          ------------------    ------------------

    Cash and cash equivalents at end of period.....................    $              3,332  $                286
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------

    Cash paid for interest.........................................    $                127                   137
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------

    Cash paid for taxes............................................    $                  0                     0
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------

    Common stock issued and to be issued for acquired company......                       0                   578
                                                                          ------------------    ------------------
                                                                          ------------------    ------------------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of UniComp, Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions underlying the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the status of certain matters, facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. It is suggested that these quarterly consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

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

                                                     THREE MONTHS ENDED MAY 31
                                                       1999             1998
                                                       ----             ----
          Weighted average shares                      7,511           7,929
          Dilutive effect of common stock options and
            warrants                                     152               0
                                                      ------           ------
          Weighted average shares assuming dilution    7,663           7,929
                                                      ------           ------
                                                      ------           ------

Options and warrants to purchase 390,000 shares of common stock at a weighted average price of $7.17 per share for the three months ended May 31, 1999 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options and warrants outstanding for the three months ended May 31, 1998 were excluded from the calculation of diluted earnings per share due to the net loss for that period. The conversion of preferred stock for the three months ended May 31, 1999 is anti-dilutive and therefore excluded from the calculation of weighted average shares assuming dilution.

3.       BUSINESS COMBINATIONS

         ACQUISITION OF CONTINUUM TECHNOLOGY CORPORATION

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

     DISPOSITION OF AURORA UNICOMP LIMITED

     On December 17, 1998, the Company completed the sale of substantially all of the assets of the Company's Northern subsidiary, Aurora UniComp Limited ("Aurora"), to Aurora SX3 Limited. Aurora maintained computer hardware and was a reseller of computer equipment to the educational marketplace. Consideration consisted of approximately $6.3 million in cash and assumption of debt totaling approximately $5.5 million. The assets disposed of included, but were not limited to, the plant machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, investments and intellectual property rights. Aurora was a combination or the CEM acquisition, in 1997, ADVEC in 1995 and CMI, one of the ICS Computing Group subsidiaries acquired in 1993.

     DISPOSITION OF SHOP WHILE YOU WAIT, INC.

     In June 1998, the Company contributed accounts receivable of $.5 million for a 67% ownership in a newly formed entity engaged in retail electronic commerce. In April 1999, the Company sold its ownership percentage to the minority shareholder for a $.7 million note receivable bearing interest at 8.5%. The note is receivable in monthly installments of $5,000-$10,000 per month with a final payment of $240,000 due in August 2003. The note is secured by the assets of the venture and the personal guarantee and pledged assets of the purchaser. The gain of $.2 million on the sale will be recognized as cash is received.

4.  COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands) for the three month periods ended May 31, 1999 and 1998.

                                                    (THREE MONTHS ENDED)
                                                    --------------------
                                                 5/31/99                 5/31/98
                                                 -------                 -------
     Net Income (loss)                               228                    (720)
     Change in Cumulative Translation Adjustment     (90)                     20
                                                --------                 --------

     Comprehensive Income (loss)                     138                    (700)
                                                --------                 --------
                                                --------                 --------

5.  SEGMENT INFORMATION

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

                                                       PLATFORM        TRANSACTION
              SEGMENT REPORTING                        MIGRATION       PROCESSING           OTHER              TOTAL
     ---------------------------------                 ---------       -----------         -------            -------
     Three Months Ended May 31, 1999:
         Revenues                                        $2,583          $  2,183          $ 4,531            $ 9,297
         Cost of sales                                      469             1,255            1,830              3,554
         Gross profit                                     2,114               928            2,701              5,743
         Operating expenses                               1,756               812            2,821              5,389
         Operating income (loss)                            358               116             (120)               354
     Three Months Ended May 31, 1998:
         Revenues                                         1,583             2,287            2,889              6,759
         Cost of sales                                      438             1,760              892              3,090
         Gross profit                                     1,145               527            1,997              3,669
         Operating expenses                               1,485               747            1,889              4,121
         Operating income (loss)                           (340)             (220)             108               (452)

The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                                             UNITED       UNITED
                                                                             STATES       KINGDOM         TOTAL
                                                                            --------      -------         --------
     Three Months Ended May 31, 1999
         Revenues                                                           $ 3,600         $ 5,697        $ 9,297
         Cost of sales                                                        2,105           1,449          3,554
         Gross profit                                                         1,495           4,248          5,743
         Operating expenses                                                   1,467           3,922          5,389
         Operating income (loss)                                                 28             326            354
     Three Months Ended May 31, 1998
         Revenues                                                           $ 2,608         $ 4,151        $ 6,759
         Cost of sales                                                        1,882           1,208          3,090
         Gross profit                                                           726           2,943          3,669
         Operating expenses                                                   1,501           2,620          4,121
         Operating income (loss)                                               (775)            323           (452)

The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of company revenue during the three months periods ended May 31, 1999 and 1998.

6.   USE OF ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are of a normal recurring nature.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING ECONOMIC, COMPETITIVE AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES AS WELL AS OTHER FACTORS DISCUSSED IN THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THESE AND OTHER FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED.

OVERVIEW

         UniComp, Inc. (the "Company" or "UniComp") provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform migration software and transaction-processing systems to users worldwide. In the first quarter of fiscal year ending February 28, 2000, the Company generated $9.3 million in total revenue, of which $3.3 million was derived from sales of computer equipment and $3.4 million was derived from information technology services. The remaining $2.6 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

         On December 17, 1998, the Company completed the sale of substantially all of the assets of the Company's Northern Ireland subsidiary, Aurora UniComp Limited ("Aurora"), to Aurora SX3 Limited. Aurora maintained computer hardware and was a reseller of computer equipment to the educational marketplace. Consideration consisted of approximately $6.3 million in cash and assumption of debt totaling approximately $5.5 million. The assets disposed of included, but were not limited to, the plant machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, investments and intellectual property rights. Aurora was a combination of the CEM acquisition, in 1997, ADVEC in 1995 and CMI, one of the ICS Computing Group subsidiaries acquired in 1993.

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

RECENT DEVELOPMENTS

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

         In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A convertible Preferred Stock if the shares of Common Stock of the Company to be issued would exceed 1,576,000 shares of Common Stock.

         In May, 1999, the Company and the holder of the Series A Convertible Preferred Stock entered into a letter agreement whereby the Company would repurchase 2,000 of the 3,000 shares of Series A Convertible Preferred Stock for approximately $4 million and the remaining 1,000 shares of the Company Series A Convertible Preferred Stock would be exchanged for an equal number of shares of a newly created Series B Convertible Preferred Stock having substantially similar terms as the Series A Convertible Preferred Stock, except the Series B Convertible Preferred Stock would be convertible into a maximum of

286,000 shares of the Company's common stock (the "Repurchase"). The Repurchase is subject to the negotiation and agreement of the definitive Repurchase documents between the Company and the holder of the Series A Convertible Preferred Stock. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three months ended May 31, 1998 and 1999.

                                                      THREE MONTHS ENDED
                                          -------------------------------------------
                                                5/31/98               5/31/99
                                                -------               -------
                                            (in thousands, except percentage data)
     Total Revenue......................      $6,759    100.0%    $ 9,297     100.0%
     Cost of sales......................       3,090     45.7       3,554      38.2
                                              ------     ----       -----      ----
     Gross profit.......................       3,669     54.3       5,743      61.8
     Selling, general, & administrative
       expenses.........................       4,121     61.0       5,389      58.0
                                              ------     ----       -----      ----
     Operating income...................        (452)    (6.7)        354       3.8
     Other expense......................         132      2.0         126       1.4
                                              ------     ----       -----      ----
     Income before taxes................        (584)    (8.6)        228       2.5
     Provision for taxes................          42      0.6           -       0.0
                                              ------     ----       -----      ----
     Net income.........................      $ (626)    (9.3)%     $ 228       2.5%
                                              ------                -----
                                              ------                -----

THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

         REVENUE

         Revenue for the three months ended May 31, 1999 increased to $9.3 compared to $6.8 million for the three months ended May 31, 1998, an increase of $2.5 million, or 36.8%.

         EQUIPMENT REVENUE

         The following table summarizes the revenue generated from sales of computer equipment for the three months ended May 31, 1999 and the comparable period from the prior fiscal year.

                                              THREE MONTHS ENDED       INCREASE/(DECREASE)
                                              ------------------       -------------------
                                                (in thousands, except percentage data)
                                             5/31/98      5/31/99         $            %
                                             -------      -------         -            -
     Transaction-processing Equipment...       $ 2,096      $ 1,847         (249)    (11.9)
     Other Equipment....................           491        1,491        1,000     203.7
                                               -------      -------        -----

     Total Equipment Revenue............       $ 2,587      $ 3,338          751      29.0
                                               -------      -------        -----
                                               -------      -------        -----

         The increase in other equipment sales was primarily attributable to revenues from Continuum, which provided $1.0 million of revenue during the three months ended May 31, 1999. Sales of computer equipment can vary from quarter to quarter based on customer needs.

         SERVICES REVENUE

         Revenue from information technology services increased to $3.4 million for the three months ended May 31, 1999 from $2.3 million for the comparable period in the prior fiscal year, an increase of $1.1 million or 47.8%. Revenues increased in all significant business units providing information technology services.

         SOFTWARE REVENUE

         The following table summarizes the revenue from software licensing and support.

                                            THREE MONTHS ENDED      INCREASE/(DECREASE)
                                            ------------------      -------------------
                                              (in thousands, except percentage data)
                                            5/31/98      5/31/99        $           %
                                            -------      -------        -           -
     Initial License Fees:
           Platform Migration...........       $ 368      $ 1,291         923    250.8
           Transaction-processing.......          43           44           1      2.3
           Other........................         144          368         224    155.6
                                               -----      -------       -----
     Total Initial License Fees.........         555        1,703       1,148    206.8
                                               -----      -------       -----

     Software Support Fees:
           Platform Migration...........         252          224         (28)   (11.1)
           Transaction-processing.......          15           36          21    140.0
           Other........................       1,028          639        (389)   (37.8)
                                               -----      -------       -----
     Total Software Support Fees........       1,295          899        (396)   (30.6)
                                               -----      -------       -----

     Total Software Revenue.............     $ 1,850      $ 2,602         752     40.6
                                               -----      -------       -----
                                               -----      -------       -----

Platform migration software revenue by major product class is as follows.


                                            THREE MONTHS ENDED      INCREASE/(DECREASE)
                                            ------------------      -------------------
                                            5/31/98      5/31/99        $           %
                                            -------      -------        -           -
                                               (in thousands, except percentage data)
     UNIBOL36...........................         517          543         26      5.0
     UNIBOL400..........................         103          972        869    843.7
                                               -----      -------      -----

     Total Platform Migration Revenue...       $ 620      $ 1,515        895    144.4
                                               -----      -------      -----
                                               -----      -------      -----

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

         Revenue generated by the UNIBOL400 product increased to $0.9 million for the three months ended May 31, 1999 from $0.1 million for the comparable period in the prior fiscal year. Sales of the UNIBOL400 product began to slow in the second half of fiscal year 1999 as end-users were waiting for additional functionality and enhancements to the product. These enhancements have been released during fiscal year 2000. The revenues related to the UNIBOL400 product are expected to continue to improve in future periods as the enhanced versions of the product begin to gain market acceptance.

         Revenue generated from initial license fees of transaction-processing systems increased to $44,000 for the three months ended May 31, 1999 compared to $43,000 for the comparable period in the prior fiscal year. Transaction-processing support fees increased to $36,000 for the three months ended May 31, 1999 as compared to $15,000 for the three months ended May 31, 1998.

         Revenue generated from other software sales consist primarily of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix. Revenue from initial license fees of other software products increased to $ 0.4 million from $0.1 million for the same period in the prior fiscal year, while revenue generated from software support fees for other software products decreased to $0.6 million from $1.0 million for the same periods.

         INTERNATIONAL REVENUE.

         Revenue from international operations, principally in Northern Ireland, increased to $5.7 million for the three months ended May 31, 1999 from $4.1 million for the comparable period in the prior fiscal year, an increase of $1.6 million or 39.0%. This revenue increase is due primarily to internal growth related to information technology services and to the increase in platform migration revenue mentioned above. Revenue from domestic operations increased to $3.6 million for the three months ended May 31, 1999 from $2.6 million for the comparable period in the prior fiscal year, an increase of $1.0 million, or 38.5%. This increase is due to the $1.0 million in revenues added by Continuum and revenues related to information technology services.

         GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three months ended May 31, 1999 and the comparable period for the prior fiscal year.

                                                               THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                     (in thousands, except percentage data)
                                                         5/31/98                 5/31/99
                                                      GROSS PROFIT             GROSS PROFIT
                                                      ------------             ------------
                                                      $           %           $           %
                                                     ---         ---         ---         ---
     Information Technology Services........           2,022     87.0%         2,915     86.8
                                                       -----                   -----

     Equipment:
          Transaction-processing Equipment..             470     22.5            693     37.5
          Other Equipment...................             228     46.2            527     35.3
                                                       -----                   -----
     Total Equipment........................             698     27.0          1,220     36.5
                                                       -----                   -----

     Software:
          Platform Migration................             195     31.4            979     64.6
          Transaction-processing............             (80)   (10.0)           (53)   (66.3)
          Other.............................             834     71.2            682     67.7
                                                       -----                   -----
     Total Software.........................             949     51.3          1,608     61.8
                                                       -----                   -----

     Total Gross Profit.....................           3,669     54.3%         5,743     61.8
                                                       -----                   -----
                                                       -----                   -----

         Gross profit margins for equipment and services vary from quarter to quarter depending on customer demands and product mix. Information technology services gross profit margin, which does not include salary costs, increased to 86.8% of services revenue for the three months ended May 31, 1999 from 87.0% for the comparable period in the prior fiscal year. Equipment margins rose due to healthy margins on sales from the Continuum acquisition as well as increasing margins realized at existing business units due to increased sales and fixed overhead.

         Platform migration software profit margins increased to 64.6% for the three months ended May 31, 1999 from 31.4% for the comparable period in the prior fiscal year. This increase is directly related to the increase in platform migration revenue.

         Gross profit margins for other software products held relatively steady at 67.7% for the three months ended May 31, 1999 compared with 71.2% for the comparable prior fiscal period. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products.

         SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $5.4 million for the three months ended May 31, 1999 compared to $4.1 million for the comparable period in the prior fiscal year, an increase of $1.3 million or 31.7%. $0.2 million of this increase is attributable to the acquisition of Continuum in March 1999. Selling, general, and administrative expenses as a percentage of total revenue decreased to 58.0% for the three months ended May 31, 1999 as compared to 61.0% for the comparable period in the prior fiscal year.

         OTHER EXPENSES. Interest, the primary component of other expenses, decreased to $176,000 for the three months ended May 31, 1999 from $213,000 for the comparable period in the prior fiscal year, a decrease of $37,000 or 17.4%. The decrease in interest expense is related to reduced borrowings on the Company's lines of credit and other short-term borrowings to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1999, the Company had approximately $0.3 million in cash and equivalents as compared to $1.4 million at February 28, 1999.

         The Company had break even operating cash flows for the three months ended May 31, 1999. The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company has minimum covenant requirements that must be met by February 28, 2000. While there can be no assurance, the Company expects to be able to meet these covenants as well as be able to renew or replace these facilities in the ordinary course of business. At February 28, 1999, the Company was in default of the minimum tangible net worth covenant under its $3 million United States line of credit.

         During the three months ended May 31, 1999, the Company expended $0.2 million for capital improvements. Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of May 31, 1999.

         During the three months ended May 31, 1999, the Company expended $0.5 million to buy shares of its own common stock on the open market. The Company does not anticipate spending comparable amounts in the future given current market prices.

         The Company received grants to fund research and development from the government of Northern Ireland of approximately $57,000 for the three months ended May 31, 1999. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

         In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A convertible Preferred Stock if the shares of Common Stock of the Company to be issued would exceed 1,576,000 shares of Common Stock.

         In May, 1999, the Company and the holder of the Series A Convertible Preferred Stock entered into a letter agreement whereby the Company would repurchase 2,000 of the 3,000 shares of Series A Convertible Preferred Stock for approximately $4 million and the remaining 1,000 shares of the Company Series A Convertible Preferred Stock would be exchanged for an equal number of shares of a newly created Series B Convertible Preferred Stock having substantially similar terms as the Series A Convertible Preferred Stock, except the Series B Convertible Preferred Stock would be convertible into a maximum of 286,000 shares of the Company's common stock (the "Repurchase"). The Repurchase is subject to the negotiation and agreement of the definitive Repurchase documents between the Company and the holder of the Series A Convertible Preferred Stock. See "Recent Developments."

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

-------------------------------------------------------------------------------------------------------------------------

   PROJECT PHASE                     PROJECT % COMPLETED           COMPLETION                     COMMENTS
   -------------                     -------------------           ----------                     --------
-------------------------------------------------------------------------------------------------------------------------

Awareness                                    100%                   Completed
-------------------------------------------------------------------------------------------------------------------------

Identification                               100%                   Completed
-------------------------------------------------------------------------------------------------------------------------

Impact Analysis                              100%                   Completed
-------------------------------------------------------------------------------------------------------------------------

Risk Evaluation                               95%                   September         All significant suppliers have
                                                                    30, 1999          been evaluated. Other suppliers
                                                                                      will be completed by scheduled
                                                                                      date.
-------------------------------------------------------------------------------------------------------------------------

Remediation                                   95%                   September         All critical systems are
                                                                    30, 1999          completed.
-------------------------------------------------------------------------------------------------------------------------

Testing                                       90%                   September         Secondary test for critical
                                                                    30, 1999          systems completed
-------------------------------------------------------------------------------------------------------------------------

Contingency Plan                              95%                   September         Implemented
                                                                    30, 1999
-------------------------------------------------------------------------------------------------------------------------

Overall Completion                            96%                  October 1,         On schedule for completion date
Estimate                                                              1999
-------------------------------------------------------------------------------------------------------------------------

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

DEPENDENCE ON FOREIGN SALES

         Any reduction of our international business could significantly affect our revenues. Our revenues from international operations represented slightly more than half of our total revenues for fiscal years 1997 through 1999. We expect that our international operations will continue to account for a significant percentage of our total revenues. Certain risks are inherent in international operations, including (1) unexpected changes in regulatory requirements, (2) currency exchange rate fluctuations, (3) changes in trade policy or tariff regulations, (4) customs matters, (5) longer payment cycles, (6) higher tax rates, (7) additional tax withholding requirements, (8) difficulty in enforcing agreements, (9) intellectual property protection difficulties, (10) foreign collection problems, and (11) military, political and transportation obstacles. In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. Our revenues and expenses are generally denominated in corresponding currencies. As a result, to date we have not hedged against foreign currency exchange rate risks. In the future; however, we may implement hedging techniques with respect to foreign currency transactions. Nevertheless, such hedging activities cannot assure that we could successfully protect ourselves against foreign currency exchange losses or against other international sales risks such as exchange limitations, price controls or other foreign currency restrictions.

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

DISTRIBUTION OF MANAGEMENT OF OVERSEAS OPERATIONS

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

CHANGES IN OPERATIONS IN NORTHERN IRELAND

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

RISK OF ACQUISITION PROGRAM

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

UNCERTAINTY OF FUTURE RESULTS

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY

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

CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         Our executive officers and directors and their affiliates beneficially hold an aggregate of approximately 22% of our outstanding shares of common stock. As a result, these shareholders, acting together, may be able to exert significant influence on many matters requiring shareholder approval, including the election of directors.

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

VOLATILITY OF STOCK PRICE

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

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

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

NO DIVIDENDS ON COMMON STOCK

         We have not paid any cash dividends on the common stock since our inception and we do not anticipate paying cash dividends for the foreseeable future.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:



21.1     Subsidiaries of the Registrant
27.1     Financial Data Schedule (for SEC use only)

(b)      No reports on Form 8-K have been filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICOMP, INC.

/s/ HUGH MOORE                                   JULY 14, 1999
-----------------------------                    -----------------------------
Hugh Moore                                  Date
Vice President of Finance
Principal Accounting Officer