Form 10-Q
period 1999-08-31
UNICOMP INC
filed 1999-10-08
CIK 792341

--------------------------------------------------------------------------------
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1999

                                       OR

----- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

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

        7, 480,643 Common shares, $0.01 par value, as of October 8, 1999.

--------------------------------------------------------------------------------

                                  UNICOMP, INC.

                                      Index

PART I.  FINANCIAL INFORMATION                                             PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of February 28, 1999
                      and August 31, 1999                                       3, 4

                  Consolidated Statements of Operations for the
                      three months ended August 31, 1998 and 1999               5, 6

                  Consolidated Statements of Operations for the
                      six months ended August 31, 1998 and 1999                 7, 8

                  Consolidated Statements of Cash Flows for the
                      six months ended August 31, 1998 and 1999                 9

                  Notes to the Consolidated Financial Statements                10 - 14

         Item 2.  Management's Discussion and Analysis of Results
                       of Operations, Financial Conditions, and

                       Liquidity and Capital Resources                          15 - 29

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk    29

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                             30
         Item 2.  Changes in Securities and Use of Proceeds                     30, 31
         Item 4.  Submission of Matters to a Vote of Security Holders           31
         Item 6.  Exhibits and Reports on Form 8-K                              32

Signatures                                                                      33

Exhibits                                                                        34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       (AUDITED)    (UNAUDITED)
                                                                                       FEBRUARY 28, AUGUST 31,
                                                                                            1999      1999
                                                                                           -------   -------
                                                                                            (In Thousands)

Current assets:
   Cash and cash equivalents ...........................................................   $ 1,400   $   612
   Accounts and other receivables:
      Trade, net of allowance of  $824 and  $746 at February 28, 1999 and August 31,
        1999, respectively .............................................................     7,192     7,158
      Other receivables ................................................................       531       553
   Inventory ...........................................................................     3,444     3,452
   Prepaid expenses and Other ..........................................................     1,255     1,945
                                                                                           -------   -------
                                                                                           -------   -------

        Total current assets ...........................................................    13,822    13,720
                                                                                           -------   -------

Property and equipment, net ............................................................     3,611     5,660
                                                                                           -------   -------

Other assets:
   Acquired and developed software, net of accumulated amortization of $7,138 and $8,328
      at February 28, 1999 and August 31, 1999, respectively ...........................     6,816     6,515
   Goodwill, net of accumulated amortization of $489 and $692 at February 28, 1999 and
      August 31, 1999, respectively ....................................................     2,454     4,194
   Deferred income taxes ...............................................................       626       626
   Prepaid pension .....................................................................     1,202     1,202
   Receivables from related parties ....................................................       525       525
   Other ...............................................................................     1,159       595
                                                                                           -------   -------

        Total other assets .............................................................    12,782    13,657

                                                                                           -------   -------

        Total assets ...................................................................   $30,215   $33,037
                                                                                           -------   -------
                                                                                           -------   -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          (AUDITED)  (UNAUDITED)
                                                                                         FEBRUARY 28,  AUGUST 31,
                                                                                             1999        1999
                                                                                            --------    --------
                                                                                         (In Thousands, Except Per Share Data)
Current liabilities:
   Accounts payable .....................................................................   $  2,564    $  2,286
   Accrued expenses .....................................................................      1,923       1,857
   Deferred revenue .....................................................................      1,652       1,526
   Taxes payable ........................................................................        801         801
   Lines of credit ......................................................................      3,611       4,421
   Current portion of notes payable .....................................................      1,069       2,017
                                                                                            --------    --------

        Total current liabilities .......................................................     11,620      12,908
                                                                                            --------    --------

Long-term liabilities:
   Notes payable ........................................................................      1,473       2,175
   Deferred income taxes ................................................................      1,151       1,151
   Other long-term liabilities ..........................................................        163         289
                                                                                            --------    --------

        Total long-term liabilities .....................................................      2,787       3,615
                                                                                            --------    --------

        Total liabilities ...............................................................     14,407      16,523
                                                                                            --------    --------

Stockholders' equity:
   Preferred stock: $1 par value, authorized 5,000, of which 3 are issued and outstanding
      at February 28, 1999 and August 31, 1999, respectively ............................      2,800       2,800
   Common stock: $.01 par value, 25,000 authorized  7,965 and  8,085 issued at February
      28, 1999 and August 31, 1999, respectively ........................................         80          81
   Additional contributed capital .......................................................     15,810      16,387
   Retained earnings (deficit) ..........................................................       (697)         19
                                                                                            --------    --------
                                                                                              17,993      19,287
   Less treasury stock ..................................................................     (2,052)     (2,588)
   Cumulative translation adjustment ....................................................       (133)       (185)
                                                                                            --------    --------

        Total stockholders' equity ......................................................     15,808      16,514
                                                                                            --------    --------

        Total liabilities and stockholders' equity ......................................   $ 30,215    $ 33,037
                                                                                            --------    --------
                                                                                            --------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                    ----------------------
                                                                    AUGUST 31,  AUGUST 31,
                                                                       1998       1999
                                                                      -------    -------
                                                              (In Thousands, Except Per Share Data)
Revenue:
   Equipment ......................................................   $ 2,540    $ 3,042
   Services .......................................................     2,691      2,788
   Software .......................................................     2,013      3,526
                                                                      -------    -------
      Total revenue ...............................................     7,244      9,356
                                                                      -------    -------

Cost of sales:
   Equipment ......................................................     1,887      1,944
   Services .......................................................       166        385
   Software .......................................................       805        949
                                                                      -------    -------
      Total cost of sales .........................................     2,858      3,278
                                                                      -------    -------

Gross profit ......................................................     4,386      6,078

Selling, general and administrative expenses ......................     4,020      5,385
                                                                      -------    -------

Operating income ..................................................       366        693
                                                                      -------    -------

Other  income (expense):
   Other, net .....................................................       (13)        22
   Interest, net ..................................................      (154)      (159)
                                                                      -------    -------
      Total other income (expense) ................................      (167)      (137)
                                                                      -------    -------

Income from continuing operations before provision for income taxes       199        556

Provision (Benefit) for income taxes ..............................       (83)        --
                                                                      -------    -------

Net income from continuing operations .............................   $   282    $   556
Income from discontinued operations ...............................       178         --
                                                                      -------    -------
Net income ........................................................   $   460    $   556
                                                                      -------    -------
                                                                      -------    -------

                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                (UNAUDITED)
                                             THREE MONTHS ENDED
                                            ---------------------
                                            AUGUST 31, AUGUST 31,
                                               1998      1999
                                            ----------   ------
                                  (In Thousands, Except Per Share Data)

Net income ..............................   $      460   $  556
                                            ----------   ------
                                            ----------   ------

Preferred stock dividends and accretion .   $       --   $   37
                                            ----------   ------
                                            ----------   ------

Income available to common shareholders .   $      460   $  519
                                            ----------   ------
                                            ----------   ------

Basic earnings per common share:
Income(loss) from continuing operations .   $     0.04   $ 0.07
Income(loss) from discontinued operations         0.02       --
                                            ----------   ------
Net income(loss) ........................   $     0.06   $ 0.07
                                            ----------   ------
                                            ----------   ------

Diluted earnings per common share:
Income(loss) from continuing operations .   $     0.04   $ 0.06
Income(loss) from discontinued operations         0.02       --
                                            ----------   ------
                                            ----------   ------
Net income(loss) ........................   $     0.06   $ 0.06
                                            ----------   ------
                                            ----------   ------

Weighted average shares .................        7,908    7,495
                                            ----------   ------
                                            ----------   ------

Weighted average shares assuming dilution        7,908    8,695
                                            ----------   ------
                                            ----------   ------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (UNAUDITED)
                                                                 SIX MONTHS ENDED
                                                              -----------------------
                                                               AUGUST 31,  AUGUST 31,
                                                                  1998        1999
                                                                --------    --------
                                                           (In Thousands, Except Per Share Data)

Revenue:
   Equipment ................................................   $  4,990    $  6,380
   Services .................................................      5,150       5,733
   Software .................................................      3,863       6,540
                                                                --------    --------
      Total revenue .........................................     14,003      18,653
                                                                --------    --------

Cost of sales:
   Equipment ................................................      3,775       4,062
   Services .................................................        467         735
   Software .................................................      1,706       2,035
                                                                --------    --------
      Total cost of sales ...................................      5,948       6,832
                                                                --------    --------

Gross profit ................................................      8,055      11,821

Selling, general and administrative expenses ................      8,141      10,774
                                                                --------    --------
                                                                --------    --------

Operating income ............................................        (86)      1,047
                                                                --------    --------
                                                                --------    --------

Other income (expense):
   Other, net ...............................................         (3)         23
   Interest, net ............................................       (296)       (286)
                                                                --------    --------
      Total other income (expense) ..........................       (299)       (263)
                                                                --------    --------
                                                                --------    --------

Income (loss) from continuing operations before provision for
   income taxes .............................................       (385)        784

Provision (benefit) for income taxes ........................        (41)         --
                                                                --------    --------

Net income (loss) from continuing operations ................   $   (344)   $    784

Income from discontinued operations .........................         84          --
                                                                --------    --------
Net Income (loss) ...........................................   $   (260)   $    784
                                                                --------    --------
                                                                --------    --------

                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                     (UNAUDITED)
                                                   SIX MONTHS ENDED
                                                -----------------------
                                                 AUGUST 31,  AUGUST 31,
                                                   1998         1999
                                                -----------   ------
                                           (In Thousands, Except Per Share Data)

Net income (loss) ...........................   $      (260)  $  784
                                                -----------   ------
                                                -----------   ------

Preferred stock dividends and accretion .....   $      --     $   68
                                                -----------   ------
                                                -----------   ------

Income(loss) available to common shareholders   $      (260)  $  716
                                                ===========   ======

Basic earnings per common share:
Income(loss) from continuing operations .....   $     (0.04)  $ 0.10
Income(loss) from discontinued operations ...          0.01     --

                                                -----------   ------
Net income(loss) ............................   $     (0.03)  $ 0.10
                                                ===========   ======

Diluted earnings per common share:
Income(loss) from continuing operations .....   $     (0.04)  $ 0.08
Income(loss) from discontinued operations ...          0.01     --
                                                ===========   ======
Net income(loss) ............................   $     (0.03)  $ 0.08
                                                ===========   ======

Weighted average shares .....................         7,920    7,503
                                                ===========   ======

Weighted average shares assuming dilution ...         7,920    8,683
                                                ===========   ======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                (UNAUDITED)
                                                                              SIX MONTHS ENDED
                                                                            ---------------------
                                                                            AUGUST 31, AUGUST 31,
                                                                              1998       1999
                                                                             -------    -------
                                                                               (In Thousands)

Net cash provided (used) by operating activities:
   Net income (loss) .....................................................   $  (344)   $   784
   Adjustments to reconcile net income to net cash provided
      (used) by operations:
      Depreciation and amortization ......................................     1,727      2,021
      Allowance for doubtful accounts ....................................         4        (31)
      Deferred income taxes ..............................................         0          0
      Gain on disposition of joint venture ...............................         0        (36)
      Changes in assets and liabilities:
        Accounts and other receivables ...................................        63        501
        Inventory ........................................................       (60)       728
        Prepaid expenses .................................................      (348)      (635)
        Accounts payable .................................................        25     (1,363)
        Accrued expenses .................................................      (274)       (66)
        Deferred revenue .................................................       (58)      (126)
        Income taxes payable .............................................       (30)         0
        Other ............................................................      (713)      (163)
                                                                             -------    -------

           Net cash provided (used) by operating activities ..............        (8)     1,614
                                                                             -------    -------

Cash flow from investing activities:
   Capital expenditures ..................................................      (381)      (410)
   Purchase of acquired company ..........................................         0       (259)
   Payment received on note for sale of joint venture ....................         0         85
   Proceeds from disposition of joint venture ............................         0         10
   Acquired and developed software .......................................    (1,362)      (958)
                                                                             -------    -------

           Net cash used by investing activities .........................    (1,743)    (1,532)
                                                                             -------    -------

Cash flow from financing activities:
   Bank Overdraft ........................................................         0          0
   Payments on borrowings ................................................      (108)      (917)
   Proceeds from borrowing ...............................................       227        703
   Issuance of common stock, net .........................................       (76)         0
   Payment of preferred stock dividends ..................................         0        (68)
   Receivables from related parties ......................................      (144)         0
   Purchase of Treasury Stock ............................................         0       (536)
                                                                             -------    -------

           Net cash provided (used) by financing activities ..............      (101)      (818)
                                                                             -------    -------

Net increase (decrease) in cash ..........................................    (1,852)      (736)
Effect of exchange rate changes on cash ..................................        96        (52)
Cash from discontinued activities ........................................    (1,530)         0
Cash and cash equivalents at beginning of period .........................     3,904      1,400
                                                                             -------    -------

Cash and cash equivalents at end of period ...............................   $   618    $   612
                                                                             -------    -------
                                                                             -------    -------

Cash paid for interest ...................................................   $   320    $   246
                                                                             -------    -------
                                                                             -------    -------
Cash paid for taxes ......................................................   $    12    $    56
                                                                             -------    -------
                                                                             -------    -------
Common stock issued and to be issued for acquired company ................   $     0    $   578
                                                                             -------    -------
                                                                             -------    -------

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

                                                      THREE MONTHS ENDED AUGUST 31   SIX MONTHS ENDED AUGUST 31
                                                      ----------------------------   --------------------------
                                                      1998         1999                 1998           1999
                                                      ----         ----                 ----          ------

         Weighted average shares                     7,908        7,495                7,920           7,503
         Dilutive effect of common stock options,
            warrants and preferred shares                0        1,200                    0           1,180
                                                     -----        -----                -----           -----
         Weighted average shares assuming dilution   7,908        8,695                7,920           8,683
                                                     -----        -----                -----           -----
                                                     -----        -----                -----           -----

Options and warrants to purchase 400,000 shares of common stock at a weighted average price of $7.12 per share for the six months ended August 31, 1999 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options and warrants outstanding for the three and six months ended August 31, 1998 were excluded from the calculation of diluted earnings per share due to the net loss for the six month period.

 3.  BUSINESS COMBINATIONS

   ACQUISITION OF CONTINUUM TECHNOLOGY CORPORATION

     In January 1999, the Company acquired a $.6 million note receivable from Continuum Technology Corporation ("Continuum"). Consideration consisted of $.2 million in cash and accounts receivable of $.4 million. In March 1999, the Company purchased 97.5% of Continuum's outstanding common stock.

Consideration consisted of $259,361 in cash, 8% notes payable aggregating $572,128, and 200,000 restricted shares of the Company's common stock.

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

4.  COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands) for the three month periods ended August 31, 1999 and 1998.

                                                      THREE MONTHS ENDED AUGUST 31   SIX MONTHS ENDED AUGUST 31
                                                      ----------------------------   --------------------------
                                                      1998         1999                 1998           1999
                                                      ----         ----                 ----          ------

         Net Income (loss)                           $ 460        $ 556                $ (260)         $ 784
         Change in Cumulative Translation
           Adjustments                                 110           38                   101            (52)
                                                     -----        -----                ------          -----
         Comprehensive Income (loss)                 $ 570        $ 594                $(159)          $ 732
                                                     -----        -----                ------          -----
                                                     -----        -----                ------          -----

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

                                              TRANS-
                                    PLATFORM  ACTION
       SEGMENT REPORTING            MIGRATION PROCESSING  OTHER       TOTAL
----------------------------------  --------- ----------  -----      -------
THREE MONTHS ENDED AUGUST 31, 1999:
            (IN THOUSANDS)

    Revenues                          $3,015   $ 1,803    $ 4,538    $  9,356
    Cost of sales                        442     1,282      1,554       3,278
                                      ------   -------    -------    --------
    Gross profit                       2,573       521      2,984       6,078
    Operating expenses                 1,589       527      3,269       5,385
                                      ------   -------    -------    --------
    Operating income (loss)           $  984   $    (6)   $  (285)   $    693
                                      ------   -------    -------    --------
                                      ------   -------    -------    --------

THREE MONTHS ENDED AUGUST 31, 1998:
            (IN THOUSANDS)

    Revenues                          $2,325   $ 2,308    $ 2,611    $  7,244
    Cost of sales                        728     1,713        417       2,858
                                      ------   -------    -------    --------
    Gross profit                       1,597       595      2,194       4,386
    Operating expenses                   913       671      2,436       4,020
                                      ------   -------    -------    --------
    Operating income (loss)           $  684   $   (76)   $  (242)   $    366
                                      ------   -------    -------    --------
                                      ------   -------    -------    --------

                                              TRANS-
                                    PLATFORM  ACTION
       SEGMENT REPORTING            MIGRATION PROCESSING  OTHER       TOTAL
----------------------------------  --------- ----------  -----      -------

SIX MONTHS ENDED AUGUST 31, 1999:
            (IN THOUSANDS)

    Revenues                          $5,772   $ 3,856    $ 9,025    $ 18,653
    Cost of sales                        962     2,537      3,333       6,832
                                      ------   -------    -------    --------
    Gross profit                       4,810     1,319      5,692      11,821
    Operating expenses                 3,102     1,339      6,333      10,774
                                      ------   -------    -------    --------
    Operating income (loss)           $1,708   $   (20)   $  (641)   $  1,047
                                      ------   -------    -------    --------
                                      ------   -------    -------    --------

SIX MONTHS ENDED AUGUST 31, 1998:
            (IN THOUSANDS)

    Revenues                          $3,908   $ 4,595    $ 5,500    $ 14,003
    Cost of sales                      1,166     3,473      1,309       5,948
                                      ------   -------    -------    --------
    Gross profit                       2,742     1,122      4,191       8,055
    Operating expenses                 2,398     1,418      4,325       8,141
                                      ------   -------    -------    --------
    Operating income (loss)           $  344   $  (296)   $  (134)   $    (86)
                                      ------   -------    -------    --------
                                      ------   -------    -------    --------

      The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                                           UNITED         UNITED
                                                                           STATES         KINGDOM         TOTAL
                                                                        -------------  -------------  --------------

       THREE MONTHS ENDED AUGUST 31, 1999
                (IN THOUSANDS)

           Revenues                                                         $ 4,272         $ 5,084        $ 9,356
           Cost of sales                                                      1,878           1,400          3,278
                                                                        --------------------------------------------
           Gross profit                                                       2,394           3,684          6,078
           Operating expenses                                                 1,696           3,689          5,385
                                                                        --------------------------------------------
           Operating income (loss)                                          $   698       $      (5)       $   693
                                                                        --------------------------------------------
                                                                        --------------------------------------------

       THREE MONTHS ENDED AUGUST 31, 1998
                (IN THOUSANDS)

           Revenues                                                         $ 2,949         $ 4,295        $ 7,244
           Cost of sales                                                      1,900             958          2,858
                                                                        --------------------------------------------
           Gross profit                                                       1,049           3,337          4,386
           Operating expenses                                                 1,420           2,600          4,020
                                                                        --------------------------------------------
           Operating income (loss)                                          $  (371)        $   737         $  366
                                                                        --------------------------------------------
                                                                        --------------------------------------------

                                                                           UNITED         UNITED
                                                                           STATES         KINGDOM         TOTAL
                                                                        -------------  -------------  --------------
       SIX MONTHS ENDED AUGUST 31, 1999
                 (IN THOUSANDS)

           Revenues                                                        $  8,472        $ 10,181       $ 18,653
           Cost of sales                                                      4,020           2,812          6,832
                                                                        --------------------------------------------
           Gross profit                                                       4,452           7,369         11,821
           Operating expenses                                                 3,163           7,611         10,774
                                                                        --------------------------------------------
           Operating income (loss)                                          $ 1,289        $   (243)      $  1,047
                                                                        --------------------------------------------
                                                                        --------------------------------------------

       SIX MONTHS ENDED AUGUST 31, 1998
                 (IN THOUSANDS)

           Revenues                                                         $ 5,557        $  8,446       $ 14,003
           Cost of sales                                                      3,782           2,166          5,948
                                                                        --------------------------------------------
           Gross profit                                                       1,775           6,280          8,055
           Operating expenses                                                 2,921           5,220          8,141
                                                                        --------------------------------------------
           Operating income (loss)                                          $(1,146)       $  1,060     $      (86)
                                                                        --------------------------------------------
                                                                        --------------------------------------------

      The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of company revenue during the three and six months periods ended August 31, 1998 and 1999.

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

OVERVIEW

         UniComp, Inc. (the "Company" or "UniComp") provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform migration software and transaction-processing systems to users worldwide. For the six months ended August 31, 1999, the Company generated $18.7 million in total revenue, of which $6.4 million was derived from sales of computer equipment and $5.7 million was derived from information technology services. The remaining $6.6 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

         In January 1999, the Company acquired a $.6 million note receivable from Continuum Technology Corporation ("Continuum"). Consideration consisted of $.2 million in cash and accounts receivable of $.4 million. In March 1999, the Company purchased 97.5% of Continuum's outstanding common stock. Consideration consisted of $259,361 in cash, 8% notes payable aggregating $572,128, and 200,000 restricted shares of the Company's common stock.

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

RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 31, 1998

         The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three and six month periods ended August 31, 1999 and 1998.


                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                       ---------------------------------------------    ----------------------------------------------
                              8/31/98                8/31/99                    8/31/98                8/31/99
                              -------                -------                    -------                -------
                          (in thousands, except percentage data)           (in thousands, except percentage data)
Total revenue              $7,244   100.0%   $9,356         100.0%         $14,003    100.0%      $18,653     100.0%
Cost of sales               2,858    39.5%    3,278          35.0%           5,948     42.5%        6,832      36.6%
                          -------  ------    ------        ------          -------    -----       -------    ------
Gross profit                4,386    60.5%    6,078          65.0%           8,055     57.5%       11,821      63.4%
Selling, general and        4,020    55.5%    5,385          57.6%           8,141     58.1%       10,774      57.8%
administrative            -------  ------    ------        ------          -------    -----       -------    ------
expenses
Operating income              366     5.0%      693           7.4%             (86)    -0.6%        1,047       5.6%
Other expense                 167     2.3%      137           1.5%             299      2.1%          263       1.4%
                          -------  ------    ------        ------          -------    -----       -------    ------
Income before taxes           199     2.7%      556           5.9%            (385)    -2.7%          784       4.2%
Provision for taxes           (83)   -1.1%        -           0.0%             (41)    -0.3%            -       0.0%
                          -------  ------    ------        ------          -------    -----       -------    ------
Net income                   $282     3.8%     $556           5.9%           ($344)    -2.4%         $784       4.2%
                          -------  ------    ------        ------          -------    -----       -------    ------
                          -------  ------    ------        ------          -------    -----       -------    ------

         REVENUE. Revenue for the three months ended August 31, 1999 increased to $9.4 million compared to $7.2 million for the three months ended August 31, 1998, an increase of $2.2 million, or 30.6%. $1.0 million of that increase is from Continuum, the March 1999 acquisition, and the remaining increase is primarily attributable to higher platform migration license fees. Revenue for the six months ended August 31, 1999 increased to $18.7 million compared to $14.0 million for the three months ended August 31, 1998, an increase of $4.7 million, or 33.6%. $2.0 million of the increase is from Continuum and the balance primarily from increased platform migration license fees.

         EQUIPMENT REVENUE. The following table summarizes the revenue generated from sales of computer equipment for the three and six months ended August 31, 1999 and the comparable periods from the prior fiscal year.

                                            THREE MONTHS ENDED      INCREASE/(DECREASE)
                                           --------------------     -------------------
                                           8/31/98      8/31/99        $           %
                                           -------      -------        -           -
                                             (in thousands, except percentage data)
       Transaction Processing Equipment.      $2,093       $1,575      $(518)      (24.7)
       Other Equipment..................         447        1,467       1,020       228.2
                                              ------       ------      ------
       Total Equipment Revenue..........      $2,540       $3,042       $ 502        19.8
                                              ------       ------      ------
                                              ------       ------      ------

                                             SIX MONTHS ENDED       INCREASE/(DECREASE)
                                           --------------------     -------------------
                                           8/31/98      8/31/99        $           %
                                           -------      -------        -           -
                                             (in thousands, except percentage data)

       Transaction Processing Equipment.      $4,189       $3,422      $(767)      (18.3)
       Other Equipment..................         801        2,958      2,157       269.3
                                              ------       ------      ------
       Total Equipment Revenue..........      $4,990       $6,380      $1,390       27.9
                                              ------       ------      ------
                                              ------       ------      ------

         The increase in other equipment sales was primarily attributed to revenues from Continuum which provided $1.0 million and $2.0 million for the three and six month periods ended August 31, 1999 respectively. Sales of transaction processing equipment are typically made up of large orders and can vary significantly depending on timing of those orders.

         SERVICES REVENUE. Revenues from information technology services increased to $5.7 million for the six months ended August 31, 1999 from $5.1 million for the comparable period in the prior fiscal year, an increase of $0.6 million (11.8%). Revenues for the three month periods ended August 31, 1999 and 1998 were flat at $2.8 million.

         SOFTWARE REVENUE. The following table summarizes the revenue from software licensing and support.

                                            THREE MONTHS ENDED      INCREASE/(DECREASE)
                                           --------------------     -------------------
                                           8/31/98      8/31/99        $           %
                                           -------      -------        -           -
                                             (in thousands, except percentage data)
       Initial License Fees:
             Platform Migration.........        $593       $1,871     $1,278       215.5%
             Transaction Processing.....          40           16        (24)      (60.0)%
             Other......................         227          369        142        62.6%
                                              ------      -------    -------      ------
       Total Initial License Fees.......       $ 860       $2,256     $1,396       162.3%
                                              ------      -------    -------      ------
       Software Support Fees:
             Platform Migration.........        $217         $287    $    70        32.3%
             Transaction Processing.....          17            8         (9)      (52.9)%
             Other......................         919          975         56         6.1%
                                              ------      -------    -------      ------
       Total Software Support Fees......      $1,153       $1,270    $   117        10.1%
                                              ------      -------    -------      ------
       Total Software Revenue...........      $2,013       $3,526     $1,513        75.2%
                                              ------      -------    -------      ------
                                              ------      -------    -------      ------

                                             SIX MONTHS ENDED       INCREASE/(DECREASE)
                                           --------------------     -------------------
                                           8/31/98      8/31/99        $           %
                                           -------      -------        -           -
                                               (in thousands, except percentage data)

       Initial License Fees:

             Platform Migration.........     $   961       $3,162      $2,201      229.0%
             Transaction-processing.....          83           60        (23)     (27.7)%
             Other......................         371          737        366        98.7%
                                              ------      -------    -------      ------
       Total Initial License Fees.......      $1,415       $3,959     $2,544       179.8%
                                              ------      -------    -------      ------
       Software Support Fees:
             Platform Migration.........        $469         $511      $  42         9.0%
             Transaction-processing.....          32           44         12        37.5%
             Other......................       1,947        2,026         79         4.1%
                                              ------      -------    -------      ------
       Total Software Support Fees......      $2,448       $2,581      $ 133         5.4%
                                              ------      -------    -------      ------
       Total Software Revenue...........      $3,863       $6,540     $2,677        69.3%
                                              ------      -------    -------      ------
                                              ------      -------    -------      ------

Platform migration revenue by major product class is as follows:

                                            THREE MONTHS ENDED     INCREASE/(DECREASE)
                                           --------------------    --------------------
                                           8/31/98      8/31/99        $          %
                                           -------      -------        -          -
                                             (in thousands, except percentage data)
       UNIBOL36.........................  $      702      $ 1,024       $322        45.9
       UNIBOL400........................         108        1,134      1,026       950.0
                                              ------      -------    -------      ------

       Total Platform Migration Revenue.    $    810       $2,158     $1,348       166.4
                                              ------      -------    -------      ------
                                              ------      -------    -------      ------

                                             SIX MONTHS ENDED      INCREASE/(DECREASE)
                                           --------------------    -------------------
                                           8/31/98      8/31/99        $          %
                                           -------      -------        -          -
                                             (in thousands, except percentage data)

       UNIBOL36.........................  $    1,219   $    1,567   $    348        28.5
       UNIBOL400........................         211        2,106      1,895       898.1
                                              ------      -------    -------      ------
       Total Platform Migration Revenue.   $   1,430       $3,673     $2,243       156.9
                                              ------      -------    -------      ------
                                              ------      -------    -------      ------

         The Company has been able to improve UNIBOL36 product sales through marketing the product along with its year 2000 conversion tools and services and with the release of a version of UNIBOL36 which supports Microsoft NT. Revenue from this product is expected to continue for the next few years; however, there may be fairly volatile revenue fluctuations from quarter to quarter.

         Revenue generated by the UNIBOL400 product increased to $1.1million and $2.1 million for the three and six months ended August 31, 1999, respectively from $0.1 million and $0.2 million for the comparable periods in the prior fiscal year, respectively. Unibol400 sales were slow because end-users were waiting for additional functionality and enhancements. These enhancements have been made available during fiscal year 2000. The revenues related to the UNIBOL400 product are expected to continue to improve in future periods as the enhanced versions of the product gain market acceptance.

         Revenue generated from initial license fees of transaction-processing systems decreased to $16 thousand and $60 thousand for the three and six months ended August 31, 1999, respectively from $40 thousand and $80 thousand for the comparable periods in the prior fiscal year, respectively. Transaction-processing support fees decreased to $8 thousand and increased to $44 thousand for the three and six months ended August 31, 1999, respectively from $17 thousand and $32 thousand for the comparable periods in the prior fiscal year, respectively.

         Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix. Revenue from initial license fees of other software products increased to $369 thousand and $737 thousand for the three and six months ended August 31, 1999, respectively, from $227 thousand and $371 thousand for the comparable periods in the prior fiscal year, respectively. Revenue generated from software support fees for other software products increased to $1.0 million and $2.0 million for the three and six months ended August 31, 1999, respectively from $0.9 million and $1.9 million for the comparable periods in the prior fiscal year, respectively.

         INTERNATIONAL REVENUE. Revenue from international operations, principally in Northern Ireland, increased to $10.2 million for the six months ended August 31, 1999 from $8.4 million for the comparable period in the prior fiscal year, an increase of $1.8 million or 21.4%. This increase came primarily from increased growth of information technology services and software. Revenue from domestic operations increased to $8.5 million for the six months ended August 31, 1999 as compared to $5.6 million for the comparable period in the prior fiscal year, an increase of $2.9 million or 51.8%. This increase was due to $2 million of revenues added by Continuum and increased revenues from platform migration software

         For the quarters ended August 31, 1999 and 1998, revenue from international operations grew to $5.1 million from $4.3 million due to improved platform migration license fees and growth in information technology services and software. Revenue from domestic operations grew to $4.3 million from $2.9 million due to revenues generated by Continuum and platform migration license fee growth.

         GROSS PROFIT. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and six months ended August 31, 1999 and the comparable periods for the prior fiscal year.

                                                                THREE MONTHS ENDED
                                                  -----------------------------------------------
                                                         8/31/98                 8/31/99
                                                         -------                 -------
                                                      (in thousands, except percentage data)
                                                      GROSS PROFIT            GROSS PROFIT
                                                      ------------            ------------
                                                      $          %           $            %
                                                      -          -           -            -
       Information Technology Services....           $2,525     93.9         $2,403     86.2%
                                                     ------                 -------
       Equipment:

            Transaction-processing........              514     24.6            630     40.0
            Other.........................              139     31.1            468     31.9
                                                     ------                 -------
       Total Equipment....................              653     25.7          1,098     36.1
                                                     ------                 -------

       Software:

            Platform Migration............              386     47.5          1,802     83.5
            Transaction-processing........              (77)  (135.1)           (90)  (375.0)
            Other.........................              899     78.4            865     64.4
                                                     ------                 -------
       Total Software.....................            1,208     60.0          2,577     73.1
                                                     ------                 -------
       Total Gross Profit.................           $4,386     60.5         $6,078     65.0
                                                     ------                 -------
                                                     ------                 -------

                                                                 SIX MONTHS ENDED
                                                  -----------------------------------------------
                                                         8/31/98                 8/31/99
                                                         -------                 -------
                                                      (in thousands, except percentage data)
                                                      GROSS PROFIT            GROSS PROFIT
                                                      ------------            ------------
                                                      $          %           $            %
                                                      -          -           -            -
       Information Technology Services....           $4,683     90.9         $4,998       87.2
                                                     ------                 -------
       Equipment:

            Transaction-processing........              987     23.6          1,324       38.7
            Other.........................              228     28.5            994       33.6
                                                     ------                 -------
       Total Equipment....................            1,215     24.3          2,318       36.3
                                                     ------                 -------

       Software:

            Platform Migration............              580     40.6          2,905       79.1
            Transaction-processing........            (156)   (135.7)          (143)    (137.5)
            Other.........................            1,733     74.8          1,743       63.1
                                                     ------                 -------
       Total Software.....................            2,157     55.8          4,505       68.9
                                                     ------                 -------
       Total Gross Profit.................           $8,055     57.5        $11,821       63.4
                                                     ------                 -------
                                                     ------                 -------

         Gross profit margins for services and equipment vary from quarter to quarter depending on customer demands and product mix. Information technology services gross profit margin, which does not include salary costs, decreased for the three and six month periods compared to the prior year, due to a greater proportion of the services being hardware related which yield a lower margin than software related services. Equipment margins rose in both the three and six month periods largely due to healthy margins realized from sales at Continuum.

         Platform-migration software profit margins increased to 83.5% from 47.5% for the three months ending August 31, 1999, as compared to the three months ending August 31, 1998, and to 79.1% from 40.6% for the six months ending August 31, 1999 compared to the six months ended August 31, 1998. This increase is directly related to the increase in platform migration license fee revenues and constant cost of sales made up primarily of amortization of capitalized software development costs.

         Gross margins for other software products changed to 64.4% and 63.1% for the three and six months ended August 31, 1999, respectively, compared to 78.4% and 74.8% for the comparable periods in the prior fiscal year. The decrease is due to continued and increasing amortization of software development costs and constant or slightly shrinking revenues for the periods. Other software primarily consist of vertical market software products such as the Company's Distributex product as well as other third party software products.

         SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $5.4 million and $10.8 million for the three and six months ended August 31, 1999, respectively from $4.0 million and $8.1 million for the comparable periods in the prior fiscal year, respectively. Those are increases of $1.4 million or 35% and $2.7 million or 33.3% respectively. Selling, general and administrative expenses as a percentage of total revenue for the three and six month periods is unchanged from year to year.

         OTHER EXPENSES. Net interest expense is unchanged year to year for both the three and six month periods.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1999, the Company had approximately $0.6 million in cash and equivalents as compared to $1.4 million at February 28, 1999.

         The Company generated positive operating cash flows of $1.6 million for the three and six months ended August 31, 1999. The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company has minimum covenant requirements that must be met by February 28, 2000. While there can be no assurance, the Company expects to be able to meet these covenants as well as be able to renew or replace these facilities in the ordinary course of business. At February 28, 1999, the Company was in default of the minimum tangible net worth covenant under its $3 million United States line of credit.

         During the six months ended August 31, 1999, the Company expended $0.4 million for capital improvements. Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of August 31, 1999.

         During the three months ended May 31, 1999, the Company expended $0.2 million for capital improvements. Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of May 31, 1999.

         During the six months ended August 31, 1999, the Company expended $0.5 million to buy shares of its own common stock on the open market.

         The Company received grants to fund research and development from the government of Northern Ireland of approximately $66,000 for the three months and $123,000 for the six months ended August 31, 1999. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

YEAR 2000 COMPLIANCE

           THE PROBLEM. The scope of the Year 2000 problem applies to any device, software or firmware that makes references to dates. Specifically it applies to the Real Time Clock (RTC) which stores the year portion of the date in two digit formats (e.g. 98 instead of 1998). Estimates indicate that many computers built prior to 1996 will not switch over correctly from 1999 to 2000. The impact of this can greatly affect any date-sensitive projects such as budgets and financial projections in the forthcoming year.

         RISK ASSESSMENT. UniComp uses a variety of third party vendor products. We have contacted our suppliers and service providers to obtain the appropriate Year 2000 statements. We expect minimal maintenance issues to be addressed in the form of Service Packs and Software Patches.

         CURRENT STATUS OF READINESS EFFORTS. In 1998, a comprehensive project plan to address the Year 2000 issue was created and implemented to insure the Company's operational stability. This seven phase project has been completed. The following table identifies each of the seven phases of that project.

-------------------------------- ------------------------------- ------------------- -----------------------------------
  PROJECT PHASE                     PROJECT % COMPLETED           COMPLETION                     COMMENTS
-------------------------------- ------------------------------- ------------------- -----------------------------------
Awareness                                  100%                    Completed
-------------------------------- ------------------------------- ------------------- -----------------------------------

Identification                             100%                    Completed
-------------------------------- ------------------------------- ------------------- -----------------------------------

Impact Analysis                            100%                    Completed
-------------------------------- ------------------------------- ------------------- -----------------------------------

Risk Evaluation                            100%                     Completed        Suppliers & Service have been
                                                                                     contacted and evaluated.
-------------------------------- ------------------------------- ------------------- -----------------------------------

Remediation                                100%                    Completed         All critical systems are
                                                                                     completed.
-------------------------------- ------------------------------- ------------------- -----------------------------------

Testing                                    100%                    Completed         We will continue to monitor and
                                                                                     regression test on an as needed
                                                                                     basis.
-------------------------------- ------------------------------- ------------------- -----------------------------------

Contingency Plan                           100%                    Completed         Already in place.
-------------------------------- ------------------------------- ------------------- -----------------------------------

Overall                                    100%                    Completed         On schedule.
Completion
Estimate
-------------------------------- ------------------------------- ------------------- -----------------------------------

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

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

         Our Board of Directors has the authority to issue up to five million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. Currently the Company has designated 3,600 of such preferred stock as Series A Convertible Preferred Stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of UniComp without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Furthermore, certain provisions of our charter documents may have the effect of delaying or preventing changes in control or management of UniComp, which could have an adverse effect on the market price of the common stock.

NO DIVIDENDS ON COMMON STOCK

         We have not paid any cash dividends on the common stock since our inception and we do not anticipate paying cash dividends for the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 55% of the Company's total sales in the quarter and six months ending August 31, 1999, are concentrated in the United Kingdom. The Company manages its exposure to changes in foreign currency exchange rates by entering into revenue and expense transactions in corresponding currencies. As a result, today the Company has not hedged against foreign currency exchange risk.

         The Company reduces its exposure to changes in interest rates by maintaining a proportion of its debt in fixed-rate instruments. As of August 31, 1999, 15.0% of the Company's total debt was in fixed-rate instruments. The Company has a revolving line of credit that provides for borrowings by the Company of up to $4.7 million. The borrowings bear interest at a variable rate of the UK bank's base lending rate plus 1.75% or the U.S.30 day commercial paper rate plus 3.0%. If the Company were to borrow all of the $3 million of the revolving line of credit and the $1.7 million of foreign lines of credit, 14.6% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of August 31, 1999, the average maturity of the Company's short-term investments was less than one month.

PART II.  OTHER INFORMATION

ITEMS 3 AND 5 ARE NOT APPLICABLE.

ITEM 1.  LEGAL PROCEEDINGS

         The Company does not believe that there are any pending or threatened legal proceedings other than non-material legal proceedings incidental to the Company's business, that if adversely determined, could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         In connection with the issuance of the Series A Convertible Preferred Stock, the Company has certain mandatory redemption obligations if certain events occur, such as upon conversion of the Series A Convertible Preferred Stock if the shares of Common Stock of the Company to be issue would exceed 1,576,000 shares of Common Stock. The Company also has certain optional redemption rights.

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

         In January 1999, the Company acquired a $.6 million note receivable from Continuum Technology Corporation ("Continuum"). Consideration consisted of $.2 million in cash and accounts receivable of $.4 million. The note receivable is classified as other assets in the accompanying balance sheet at February 28, 1999. In March 1999, the Company purchased 97.5% of Continuum's outstanding common stock. Consideration consisted of $259,361 in cash, 8% notes payable aggregating $572,128, and 200,000 restricted shares of the Company's common stock.

         (d)         Not required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders, held on August 24, 1999, the Company's shareholders approved the election of four Directors. The following is a summary of the voting for the Directors who were elected.



                                            VOTES CAST FOR                      ABSTENTIONS
                                            --------------                      -----------
Stephen A. Hafer                            6,427,275                           611,622
J. Patrick Henry                            6,419,075                           149,872
Thomas W. Zimmerer                          6,429,825                           609,072
Nelson Millar                               6,428,975                           609,922

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)       Exhibits:

                   27.1  Financial Data Schedule (for SEC use only)

         (b)       No reports on Form 8-K have been filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICOMP, INC.

/s/ Hugh Moore                                              August 8, 1999
----------------------------                                --------------
Hugh Moore                                                  Date
Vice President of Finance
Principal Accounting Officer