Form 10-Q
period 1999-11-30
UNICOMP INC
filed 2000-01-18
CIK 792341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

   / /     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15671

                            ------------------------

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

                            ------------------------

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

    7,434,243 Common shares, $0.01 par value, as of November 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNICOMP, INC.

                                     INDEX

                                                                                 PAGE
PART I.            FINANACIAL INFORMATION

          Item 1.  Financial Statements........................................  3 - 7

                   Consolidated Balance Sheets as of February 28, 1999 and
                     November 30, 1999.........................................  3, 4

                   Consolidated Statements of Operations for the three months ended November 30, 1998 and 1999..........................  5

                   Consolidated Statements of Operations for the nine months
                     ended November 30, 1998 and 1999..........................  6

                   Consolidated Statements of Cash Flows for the nine months
                     ended November 30, 1998 and 1999..........................  7

                   Notes to the Consolidated Financial Statements..............  8 - 12

          Item 2.  Management's Discussion and Analysis of Results of
                     Operations, Financial Conditions, and Liquidity and
                     Capital Resources.........................................  13 - 25

          Item 3.  Quantitative and Qualitative Disclosures about Market
                     Risk......................................................  26

PART II.           OTHER INFORMATION

          Item 1.  Legal Proceedings...........................................  27
          Item 2.  Changes in Securities and Use of Proceeds...................  27
          Item 6.  Exhibits and Reports on Form 8-K............................  28

Signatures.....................................................................  29

Exhibits.......................................................................  34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNICOMP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                (AUDITED)      (UNAUDITED)
                                                              FEBRUARY 28,    NOVEMBER 30,
                                                                  1999            1999
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................     $ 1,400         $   134
  Accounts and other receivables:
    Trade, net of allowance of $824 and $689 at
      February 28, 1999 and November 30, 1999,
      respectively..........................................       7,192           8,119
    Other receivables.......................................         531             572
  Inventory.................................................       3,261           3,557
  Prepaid expenses and Other................................       1,255           2,428
                                                                 -------         -------
        Total current assets................................      13,639          14,810
                                                                 -------         -------
Property and equipment, net.................................       2,240           4,109
                                                                 -------         -------
Other assets:
  Acquired and developed software, net of accumulated
    amortization of $6,631 and $8,389 at February 28, 1999
    and November 30, 1999, respectively.....................       5,680           5,275
  Goodwill, net of accumulated amortization of $489 and $870 at February 28, 1999 and November 30, 1999,
    respectively............................................       2,454           4,016
  Deferred income taxes.....................................         626             626
  Prepaid pension...........................................         602             602
  Receivables from related parties..........................         525             525
  Other.....................................................       1,159             585
  Net assets of discontinued operations.....................       2,848           3,538
                                                                 -------         -------
        Total other assets..................................      13,894          15,167
                                                                 -------         -------
        Total assets........................................     $29,773         $34,086
                                                                 =======         =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                (AUDITED)      (UNAUDITED)
                                                              FEBRUARY 28,    NOVEMBER 30,
                                                                  1999            1999
                                                              -------------   -------------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Current liabilities:
  Accounts payable..........................................     $ 2,564         $ 3,982
  Accrued expenses..........................................       1,923           1,742
  Deferred revenue..........................................       1,210             868
  Taxes payable.............................................         801             747
  Lines of credit...........................................       3,611           4,502
  Current portion of notes payable..........................       1,069           1,701
                                                                 -------         -------
        Total current liabilities...........................      11,178          13,542
                                                                 -------         -------
Long-term liabilities:
  Notes payable.............................................       1,473           2,423
  Deferred income taxes.....................................       1,151           1,031
  Other long-term liabilities...............................         163             285
                                                                 -------         -------
        Total long-term liabilities.........................       2,787           3,739
                                                                 -------         -------
        Total liabilities...................................      13,965          17,281
                                                                 -------         -------
Stockholders' equity:
  Preferred stock: $1 par value, authorized 5,000, of which
    3 were issued and outstanding at February 28, 1999 and
    November 30, 1999, respectively.........................       2,800           2,800
  Common stock: $.01 par value, 25,000 authorized 7,965 and
    8,085 issued at February 28, 1999 and November 30, 1999,
    respectively............................................          80              81
  Additional contributed capital............................      15,810          16,387
  Retained earnings (deficit)...............................        (697)            586
                                                                 -------         -------
                                                                  17,993          19,854
  Less treasury stock.......................................      (2,052)         (2,785)
  Cumulative translation adjustment.........................        (133)           (264)
                                                                 -------         -------
        Total stockholders' equity..........................      15,808          16,805
                                                                 -------         -------
        Total liabilities and stockholders' equity..........     $29,773         $34,086
                                                                 =======         =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  1998           1999
                                                              ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
                                                                      (UNAUDITED)
Revenue:
  Equipment.................................................     $1,946         $2,978
  Services..................................................      2,685          1,962
  Software..................................................      1,358          2,524
                                                                 ------         ------
    Total revenue...........................................      5,989          7,464
                                                                 ------         ------
Cost of sales:
  Equipment.................................................      1,283          2,038
  Services..................................................      1,363            309
  Software..................................................        216            706
                                                                 ------         ------
    Total cost of sales.....................................      2,862          3,053
                                                                 ------         ------
Gross profit................................................      3,127          4,411

Selling, general and administrative expenses................      2,895          4,057
                                                                 ------         ------
Operating income............................................        232            354
                                                                 ------         ------
Other income (expense):
  Other, net................................................        (13)             1
  Interest, net.............................................        (63)          (126)
                                                                 ------         ------
    Total other income (expense)............................        (76)          (125)
                                                                 ------         ------
Income from continuing operations before provision for
  income taxes..............................................        156            229

Provision (Benefit) for income taxes........................        (20)          (200)
                                                                 ------         ------
Net income from continuing operations.......................     $  176         $  429
Income from discontinued operations.........................       (158)           173
                                                                 ------         ------
Net income..................................................     $   18         $  602
                                                                 ======         ======
Preferred stock dividends...................................     $   --         $   37
                                                                 ------         ------
Income available to common shareholders.....................     $   18         $  565
                                                                 ======         ======
Basic earnings per common share:
Income(loss) from continuing operations.....................     $ 0.02         $ 0.06
Income(loss) from discontinued operations...................      (0.02)          0.02
                                                                 ------         ------
Net income(loss)............................................     $(0.00)        $ 0.08
                                                                 ======         ======
Diluted earnings per common share:
Income(loss) from continuing operations.....................     $ 0.02         $ 0.04
Income(loss) from discontinued operations...................      (0.02)          0.02
                                                                 ------         ------
Net income(loss)............................................     $(0.00)        $ 0.06
                                                                 ======         ======
Weighted average shares.....................................      7,837          7,456
                                                                 ======         ======
Weighted average shares assuming dilution...................      8,373          8,837
                                                                 ======         ======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  1998           1999
                                                              ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
                                                                      (UNAUDITED)
Revenue:
  Equipment.................................................     $ 6,207        $ 8,768
  Services..................................................       5,974          5,227
  Software..................................................       3,356          6,865
                                                                 -------        -------
    Total revenue...........................................      15,537         20,860
                                                                 -------        -------
Cost of sales:
  Equipment.................................................       4,385          5,627
  Services..................................................       1,791            855
  Software..................................................       1,186          1,964
                                                                 -------        -------
    Total cost of sales.....................................       7,362          8,446
                                                                 -------        -------
Gross profit................................................       8,175         12,414
Selling, general and administrative expenses................       8,551         11,725
                                                                 -------        -------
Operating income............................................        (376)           689
                                                                 -------        -------
Other income (expense):
  Other, net................................................         (17)            24
  Interest, net.............................................        (313)          (366)
                                                                 -------        -------
    Total other income (expense)............................        (330)          (342)
                                                                 -------        -------
Income (loss) from continuing operations before provision
  for income taxes..........................................        (706)           347
Provision (benefit) for income taxes........................        (191)          (440)
                                                                 -------        -------
Net income (loss) from continuing operations................     $  (515)       $   787
Income from discontinued operations.........................         273            601
                                                                 -------        -------
Net income (loss)...........................................     $  (242)       $ 1,388
                                                                 =======        =======
Preferred stock dividends...................................     $    --        $   105
                                                                 -------        -------
Income(loss) available to common shareholders...............     $  (242)       $ 1,283
                                                                 =======        =======
Basic earnings per common share:
Income(loss) from continuing operations.....................     $ (0.07)       $  0.09
Income(loss) from discontinued operations...................        0.04           0.08
                                                                 -------        -------
Net income(loss)............................................     $ (0.03)       $  0.17
                                                                 =======        =======
Diluted earnings per common share:
Income(loss) from continuing operations.....................     $ (0.06)       $  0.08
Income(loss) from discontinued operations...................        0.03           0.06
                                                                 -------        -------
Net income(loss)............................................     $ (0.03)       $  0.14
                                                                 =======        =======
Weighted average shares.....................................       7,892          7,485
                                                                 =======        =======
Weighted average shares assuming dilution...................       8,428          8,940
                                                                 =======        =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  1998           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                                                      (UNAUDITED)
Net cash provided (used) by operating activities:
  Net income (loss).........................................    $  (515)       $   787
  Adjustments to reconcile net income to net cash provided
    (used) by operations:
    Depreciation and amortization...........................      2,238          2,915
    Allowance for doubtful accounts.........................        129              8
    Deferred income taxes...................................         99           (120)
    Gain on disposition of joint venture....................          0            (40)
    Changes in assets and liabilities:
      Accounts and other receivables........................       (448)          (664)
      Inventory.............................................       (938)           440
      Prepaid expenses......................................       (374)        (1,016)
      Accounts payable......................................       (561)           266
      Accrued expenses......................................       (545)            17
      Deferred revenue......................................        (96)          (342)
      Income taxes payable..................................       (369)          (272)
      Other.................................................       (745)          (163)
                                                                -------        -------
        Net cash provided (used) by operating activities....     (2,125)         1,816
                                                                -------        -------
Cash flow from investing activities:
  Capital expenditures......................................       (727)          (410)
  Purchase of acquired company..............................          0           (259)
  Payment received on note for sale of joint venture........          0             95
  Proceeds from disposition of joint venture................          0             10
  Acquired and developed software...........................     (1,388)        (1,392)
                                                                -------        -------
        Net cash used by investing activities...............     (2,115)        (1,956)
                                                                -------        -------
Cash flow from financing activities:
  Bank Overdraft............................................          0              0
  Payments on borrowings....................................     (2,794)        (2,182)
  Proceeds from borrowing...................................        227          1,365
  Issuance of Series A Preferred Stock, net.................      2,800              0
  Payment of preferred stock dividends......................          0           (105)
  Receivables from related parties..........................        120              0
  Purchase of Treasury Stock................................       (279)          (736)
                                                                -------        -------
        Net cash provided (used) by financing activities....         74         (1,658)
                                                                -------        -------
Net increase (decrease) in cash.............................     (4,166)        (1,798)
Effect of exchange rate changes on cash.....................       (200)           (51)
Cash from discontinued activities...........................      1,465            583
Cash and cash equivalents at beginning of period............      3,904          1,400
                                                                -------        -------
Cash and cash equivalents at end of period..................    $ 1,003        $   134
                                                                =======        =======
Cash paid for interest......................................    $   252        $   375
                                                                =======        =======
Cash paid for taxes.........................................    $    86        $   299
                                                                =======        =======
Common stock issued and to be issued for acquired company...    $     0        $   578
                                                                =======        =======

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

                                                     THREE MONTHS           NINE MONTHS
                                                         ENDED                 ENDED
                                                      NOVEMBER 30           NOVEMBER 30
                                                  -------------------   -------------------
                                                    1998       1999       1998       1999
                                                  --------   --------   --------   --------
Weighted average shares.........................   7,837      7,456      7,892      7,485
Dilutive effect of common stock options,
  warrants and preferred shares.................     536      1,381        536      1,455
                                                   -----      -----      -----      -----
Weighted average shares assuming dilution.......   8,373      8,837      8,428      8,940
                                                   =====      =====      =====      =====

    Options and warrants to purchase 502,127 shares of common stock at a weighted average price of $6.57 per share for the nine months ended
November 30, 1999 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period.

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

    DISPOSITION OF ICS UNICOMP LIMITED

    On December 1, 1999, UniComp, Inc. (the "Company") completed the sales of certain assets (the "Assets") of the Company's Northern Ireland subsidiary, ICS UniComp Limited, to ZEC Limited (the "Sale"). ICS UniComp Limited is an information technology service provider. The Assets disposed of include, but are not limited to, the following: plant machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, and intellectual property rights. Accounts receivable, accounts payable, and all other liabilities as of December 1, 1999 were retained by ICS UniComp Limited. The Sale was consummated in accordance with the terms of that certain Agreement for the Sales and Purchase of the Goodwill Business and Assets of ICS UniComp Limited between ICS UniComp Limited, UniComp Holdings (UK) Limited, ICS Computing Group Limited, UniComp, Inc., and ZEC Limited dated December 1, 1999 (the "Sale Agreement").

    The Consideration paid to the Company in connection with the Sale was as follows: (i) approximately 4.9 million pounds sterling, (approximately
$7.8 million U.S.) of which 0.2 million pounds sterling (approximately
$.3 million U.S.) is being withheld pending final calculation of certain completion accounts set forth in detail in the Sale Agreement. In addition, the Company retained certain net assets worth $1.3 million.

    The total consideration paid in the Sale was determined through arm's length negotiation between the parties. Neither the Company nor ICS UniComp Limited, nor any of their affiliates had, or to the knowledge of the Company or ICS UniComp Limited, did any director or officer or any associate of any such director or officer of the Company nor ICS UniComp Limited, have any material relationship with ZEC Limited prior to the Sale.

            SUMMARY OF DISCONTINUED OPERATIONS--ICS UNICOMP LIMITED

                                                THREE MONTHS           NINE MONTHS
                                                    ENDED                 ENDED
                                             -------------------   -------------------
                                             11/30/98   11/30/99   11/30/98   11/30/99
                                             --------   --------   --------   --------
                                                          (IN THOUSANDS)
Revenue....................................   $2,575     $2,722     $7,030     $7,979
Expenses...................................    1,419      1,888      3,948      5,040
Earnings...................................      243        253        720        921
Tax........................................       61         80        191        320
                                              ------     ------     ------     ------
Net income.................................   $  182     $  173     $  529     $  601
                                              ======     ======     ======     ======

                                               FEBRUARY 28, 1999   NOVEMBER 30, 1999
                                               -----------------   -----------------
                                                          (IN THOUSANDS)
Current assets...............................        $  183             $  471
Property and equipment net...................         1,371              1,506
Other assets.................................         1,736              2,036
Current liabilities..........................          (442)              (475)
                                                     ------             ------
Net assets disposed of.......................        $2,848             $3,538
                                                     ======             ======

    Company results have been restated to exclude the above from continuing operations. Company results for the period ending November 30, 1998 had previously been restated to exclude the results of Aurora UniComp Limited.

4.  COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands) for the three month and nine month periods ended November 30, 1998 and 1999.

                                                     THREE MONTHS               NINE MONTHS
                                                        ENDED                      ENDED
                                                     NOVEMBER 30                NOVEMBER 30
                                                ----------------------      -------------------
                                                  1998          1999          1998       1999
                                                --------      --------      --------   --------
Net Income (Loss).............................    $18           $602         ($242)     $1,388
Change in Cumulative Translation
  Adjustments.................................     68            (79)          169        (131)
                                                  ---           ----         -----      ------
Comprehensive Income (loss)...................    $86           $523         ($ 73)     $1,257
                                                  ===           ====         =====      ======

5.  SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in its financial statements for the year ended February 28, 1999. The Company's business units have been aggregated into three reportable segments: Platform Migration, Transaction Processing, and Other, since the long-term financial performance within each of these segments is affected by similar economic conditions. Each of these segments has its own management team. The Platform Migration segment provides software that rehosts code written for certain proprietary platforms to open computing platforms. The Company markets its platform migration software through direct and indirect sales channels. The Transaction Processing segment provides computer software and hardware that allow merchants to settle non cash transactions. The Company markets its transaction processing systems through a direct sales force. The Company also provides certain other technology products and solutions, including Year 2000 conversion tools and services and human resources management software, which are marketed through direct and indirect sales channels..

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

                                                          PLATFORM    TRANSACTION
SEGMENT REPORTING                                         MIGRATION   PROCESSING     OTHER      TOTAL
-----------------                                         ---------   -----------   --------   --------
THREE MONTHS ENDED NOVEMBER 30, 1999:
        (IN THOUSANDS)
  Revenues..............................................   $3,387        $2,052      $2,025     $7,464
  Cost of sales.........................................      637         1,486         930      3,053
                                                           ------        ------      ------     ------
  Gross profit..........................................    2,750           566       1,095      4,411
  Operating expenses....................................    1,678           745       1,634      4,057
                                                           ------        ------      ------     ------
  Operating income (loss)...............................    1,072          (179)       (539)       354
                                                           ======        ======      ======     ======
THREE MONTHS ENDED NOVEMBER 30, 1998:
        (IN THOUSANDS)
  Revenues..............................................   $2,365        $2,261      $1,363     $5,989
  Cost of sales.........................................      563         1,253       1,046      2,862
                                                           ------        ------      ------     ------
  Gross profit..........................................    1,802         1,008         317      3,127
  Operating expenses....................................    1,428           551         916      2,895
                                                           ------        ------      ------     ------
  Operating income (loss)...............................      374           457        (599)       232
                                                           ======        ======      ======     ======

                                                         PLATFORM    TRANSACTION
SEGMENT REPORTING                                        MIGRATION   PROCESSING     OTHER      TOTAL
-----------------                                        ---------   -----------   --------   --------
NINE MONTHS ENDED NOVEMBER 30, 1999:
        (IN THOUSANDS)
  Revenues.............................................   $9,159        $5,908      $5,793    $20,860
  Cost of sales........................................    1,599         4,023       2,824      8,446
                                                          ------        ------      ------    -------
  Gross profit.........................................    7,560         1,885       2,969     12,414
  Operating expenses...................................    4,780         2,084       4,861     11,725
                                                          ------        ------      ------    -------
  Operating income (loss)..............................    2,780          (199)     (1,892)       689
                                                          ======        ======      ======    =======
NINE MONTHS ENDED NOVEMBER 30, 1998:
        (IN THOUSANDS)
  Revenues.............................................   $6,273        $6,856      $2,408    $15,537
  Cost of sales........................................    1,729         4,726         907      7,362
                                                          ------        ------      ------    -------
  Gross profit.........................................    4,544         2,130       1,501      8,175
  Operating expenses...................................    3,826         1,969       2,756      8,551
                                                          ------        ------      ------    -------
  Operating income (loss)..............................      718           161      (1,255)      (376)
                                                          ======        ======      ======    =======

    The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                               UNITED     UNITED
                                                               STATES    KINGDOM     TOTAL
                                                              --------   --------   --------
THREE MONTHS ENDED NOVEMBER 30, 1999:
        (IN THOUSANDS)
  Revenues..................................................   $4,741     $2,723     $7,464
  Cost of sales.............................................    2,240        813      3,053
                                                               ------     ------     ------
  Gross profit..............................................    2,501      1,910      4,411
  Operating expenses........................................    1,579      2,478      4,057
                                                               ------     ------     ------
  Operating income (loss)...................................      922       (568)       354
                                                               ======     ======     ======
THREE MONTHS ENDED NOVEMBER 30, 1998:
        (IN THOUSANDS)
  Revenues..................................................   $2,799     $3,190     $5,989
  Cost of sales.............................................    1,424      1,438      2,862
                                                               ------     ------     ------
  Gross profit..............................................    1,375      1,752      3,127
  Operating expenses........................................    1,262      1,633      2,895
                                                               ------     ------     ------
  Operating income (loss)...................................      113        119        232
                                                               ======     ======     ======

                                                               UNITED     UNITED
                                                               STATES    KINGDOM     TOTAL
                                                              --------   --------   --------
NINE MONTHS ENDED NOVEMBER 30, 1999:
        (IN THOUSANDS)
  Revenues..................................................  $13,213     $7,647    $20,860
  Cost of sales.............................................    6,260      2,186      8,446
                                                              -------     ------    -------
  Gross profit..............................................    6,953      5,461     12,414
  Operating expenses........................................    4,742      6,983     11,725
                                                              -------     ------    -------
  Operating income (loss)...................................    2,211     (1,522)       689
                                                              =======     ======    =======
NINE MONTHS ENDED NOVEMBER 30, 1998:
        (IN THOUSANDS)
  Revenues..................................................  $ 8,356     $7,181    $15,537
  Cost of sales.............................................    5,206      2,156      7,362
                                                              -------     ------    -------
  Gross profit..............................................    3,150      5,025      8,175
  Operating expenses........................................    4,183      4,368      8,551
                                                              -------     ------    -------
  Operating income (loss)...................................   (1,033)       657       (376)
                                                              =======     ======    =======

    The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of company revenue during the three and nine months periods ended November 30, 1998 and 1999.

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

OVERVIEW

    UniComp, Inc. (the "Company" or "UniComp") provides computer equipment primarily to businesses in the United Kingdom and North America, vertical market applications and professional services to businesses located primarily in the United Kingdom and platform migration software and transaction-processing systems to users worldwide. For the nine months ended November 30, 1999, the Company generated $20.9 million in total revenue, of which $8.8 million was derived from sales of computer equipment and $5.2 million was derived from information technology services. The remaining $6.9 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

    On December 1, 1999, the Company completed the sale of certain assets of the Company's Northern Ireland subsidiary, ICS UniComp, Limited, to ZEC Limited. ICS UniComp was an information technology service provider. Consideration consisted of approximately $7.8 million in cash. The assets disposed of included, but were not limited to, the following: plant, machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, and intellectual property rights. ICS was one of the ICS' Computing Group subsidiaries acquired in 1993.

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

    In June 1998, the Company contributed accounts receivable of $.5 million for a 67% ownership in a newly formed entity engaged in retail electronic commerce. In April 1999, the Company sold its ownership percentage to the minority shareholder for a $.7 million note receivable bearing interest at 8.5%. The note is receivable in monthly installments of $5,000 - $10,000 per month with a final payment of $240,000 due August 2003. The note is secured by the assets of the venture and the personal guarantee and pledged assets of the purchaser. The gain of $.2 million on the sale will be recognized as cash is received.

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

RESULTS OF OPERATIONS

    THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE AND NINE
     MONTHS ENDED NOVEMBER 30, 1998

    The following table summarizes the Company's results of operations in dollars and as a percentage of total revenue for the three and nine-month periods ended November, 1999 and 1998.

                                       THREE MONTHS ENDED                                NINE MONTHS ENDED
                          --------------------------------------------      --------------------------------------------
                               11/30/98                 11/30/99                 11/30/98                 11/30/99
                          -------------------      -------------------      -------------------      -------------------
                             (IN THOUSANDS, EXCEPT PERCENTAGE DATA)            (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenue...........   $5,989     100.0 %       $7,464     100.0 %      $15,537     100.0 %       20,860     100.0 %
Cost of sales...........    2,862      47.8 %        3,053      40.9 %        7,362      47.4 %        8,446      40.5 %
                           ------     -----         ------     -----        -------     -----         ------     -----
Gross profit............    3,127      52.2 %        4,411      59.1 %        8,175      52.6 %       12,414      59.5 %
Selling, general and
  administrative
  expenses..............    2,895      48.3 %        4,057      54.3 %        8,551      55.0 %       11,725      56.2 %
                           ------     -----         ------     -----        -------     -----         ------     -----
Operating income........      232       3.9 %          354       4.8 %         (376)     (2.4)%          689       3.3 %
Other expense...........       76       1.3 %          125       1.7 %          330       2.1 %          342       1.6 %
                           ------     -----         ------     -----        -------     -----         ------     -----
Income before taxes.....      156       2.6 %          229       3.1 %         (706)     (4.5)%          347       1.7 %
Provision for taxes.....      (20)     (0.3)%         (200)     (2.7)%         (191)     (1.2)%         (440)     (2.1)%
                           ------     -----         ------     -----        -------     -----         ------     -----
Net income..............   $  176       2.9 %       $  429       5.8 %      $  (515)     (3.3)%       $  787       3.8 %
                           ======     =====         ======     =====        =======     =====         ======     =====

    REVENUE. Revenue for the three months ended November 30, 1999 increased to $7.5 million compared to $6.0 million for the three months ended November 30, 1998, an increase of $1.5 million, or 25%. $1.0 million of that increase is from Continuum, the March 1999 acquisition, and the remaining increase is primarily attributable to higher platform migration license fees. Revenue for the nine months ended November 30, 1999 increased to $20.9 million compared to $15.5 million for the nine months ended November 30, 1998, an increase of $5.4 million, or 34.8%. $3.1 million of the increase is from Continuum and the balance primarily from increased platform migration license fees.

    EQUIPMENT REVENUE. The following table summarizes the revenue generated from sales of computer equipment for the three and nine months ended November 30, 1999 and the comparable periods from the prior fiscal year.

                                                        THREE MONTHS            INCREASE/
                                                            ENDED              (DECREASE)
                                                     -------------------   -------------------
                                                     11/30/98   11/30/99      $          %
                                                     --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Transaction Processing Equipment...................   $1,898     $1,708     $ (190)     (10.0)%
Other Equipment....................................       48      1,270      1,222    2,545.8 %
                                                      ------     ------     ------    -------
Total Equipment Revenue............................   $1,946     $2,978     $1,032       53.0 %
                                                      ======     ======     ======

                                                         NINE MONTHS            INCREASE/
                                                            ENDED              (DECREASE)
                                                     -------------------   -------------------
                                                     11/30/98   11/30/99      $          %
                                                     --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Transaction Processing Equipment...................   $6,087     $5,130     $ (957)     (15.7)%
Other Equipment....................................      120      3,638      3,518    2,931.7 %
                                                      ------     ------     ------    -------
Total Equipment Revenue............................   $6,207     $8,768     $2,561       41.3 %
                                                      ======     ======     ======

The increase in other equipment sales was primarily attributed to revenues from Continuum which provided $1.0 million and $3.1 million for the three and nine month periods ended November 30, 1999 respectively. Sales of transaction processing equipment are typically made up of large orders and can vary significantly depending on timing of those orders.

    SERVICES REVENUE. Revenues from information technology services decreased to $5.2 million for the nine months ended November 30, 1999 from $6.0 million for the comparable period in the prior fiscal year, an decrease of $0.8 million (13.3%). Revenues for the three-month periods ended November 30, 1999 decreased to $2.0 million from $2.7 million for the comparable period in 1998 a decrease of $0.7 million or 25.9%. This decrease was largely due to effect of a large individual contract in the prior year.

    SOFTWARE REVENUE. The following table summarizes the revenue from software licensing and support.

                                                         THREE MONTHS            INCREASE/
                                                             ENDED              (DECREASE)
                                                      -------------------   -------------------
                                                      11/30/98   11/30/99      $          %
                                                      --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Initial License Fees:
  Platform Migration................................   $  735     $1,951     $1,376      165.4 %
  Transaction Processing............................      (10)        70         80     (800.0)%
  Other.............................................       81         82       (159)       1.2 %
                                                       ------     ------     ------
Total Initial License Fees..........................   $  806     $2,103     $1,297      160.9 %
                                                       ------     ------     ------
Software Support Fees:
  Platform Migration................................   $  228     $  241     $   13        5.7 %
  Transaction Processing............................       31         14        (17)     (54.8)%
  Other.............................................      293        166       (127)     (43.3)%
                                                       ------     ------     ------
Total Software Support Fees.........................   $  552     $  421     $ (131)     (23.7)%
                                                       ------     ------     ------

Total Software Revenue..............................   $1,358     $2,524     $1,166       85.9 %
                                                       ======     ======     ======

                                                           NINE MONTHS            INCREASE/
                                                              ENDED              (DECREASE)
                                                       -------------------   -------------------
                                                       11/30/98   11/30/99      $          %
                                                       --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Initial License Fees:
  Platform Migration.................................   $1,536     $5,113     $3,577     232.9 %
  Transaction-processing.............................       73        130         57      78.1 %
  Other..............................................      241        308         67      27.8 %
                                                        ------     ------     ------     -----
Total Initial License Fees...........................   $1,850     $5,551     $3,701     200.1 %
                                                        ------     ------     ------
Software Support Fees:
  Platform Migration.................................   $  697     $  752     $   55       7.9 %
  Transaction-processing.............................       63         58         (5)     (7.9)%
  Other..............................................      746        504       (242)    (32.4)%
                                                        ------     ------     ------
Total Software Support Fees..........................   $1,506     $1,314     $ (192)    (12.7)%
                                                        ------     ------     ------

Total Software Revenue...............................   $3,356     $6,865     $3,509     104.6 %
                                                        ======     ======     ======

Platform migration revenue by major product class is as follows:

                                                          THREE MONTHS            INCREASE/
                                                              ENDED              (DECREASE)
                                                       -------------------   -------------------
                                                       11/30/98   11/30/99      $          %
                                                       --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
UNIBOL36.............................................    $722      $  679     $  (43)     (6.0)%
                                                         ----      ------     ------
UNIBOL400............................................     241       1,513      1,272     527.8 %
                                                         ----      ------     ------

Total Platform Migration Revenue.....................    $963      $2,192     $1,229     127.6 %
                                                         ====      ======     ======

                                                           NINE MONTHS            INCREASE/
                                                              ENDED              (DECREASE)
                                                       -------------------   -------------------
                                                       11/30/98   11/30/99      $          %
                                                       --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
UNIBOL36.............................................   $1,781     $2,246     $  465      26.1%
UNIBOL400............................................      452      3,619      3,167     700.7%
                                                        ------     ------     ------

Total Platform Migration Revenue.....................   $2,233     $5,865     $3,632     162.7%
                                                        ======     ======     ======

    The Company has been able to improve UNIBOL36 product sales through marketing the product along with its year 2000 conversion tools and services and with the release of a version of UNIBOL36 which supports Microsoft NT. Revenue from this product is expected to continue for the next few years; however, there may be fairly volatile revenue fluctuations from quarter to quarter.

    Revenue generated by the UNIBOL400 product increased to $1.5 million and $3.6 million for the three and nine months ended November 30, 1999, respectively from $0.2million and $0.5 million for the comparable periods in the prior fiscal year, respectively. Unibo1400 sales were slow for the period ending
November 30, 1998, because end-users were waiting for additional functionality and enhancements. These enhancements have been made available during fiscal year 2000. The revenues related to the UNIBOL400 product are expected to continue to improve in future periods as the enhanced versions of the product gain market acceptance.

    Revenue generated from initial license fees of transaction-processing systems increased by $80 thousand and $57 thousand for the three and nine months ended November 30, 1999, respectively to $70 thousand and $130 thousand. Transaction-processing support fees remained relatively constant.

    Revenue generated from other software sales primarily consist of vertical market software products such as the Company's Human Resources Management product as well as other third party software products. Revenues for these products vary depending on customer demands and product mix. Revenue from initial license fees of other software products increased to $82 thousand and to $308 thousand for the three and nine months ended November 30, 1999, respectively, from $81 thousand and $241 thousand for the comparable periods in the prior fiscal year, respectively. Revenue generated from software support fees for other software products decreased to $0.2 million and $0.5 million for the three and nine months ended November 30, 1999, respectively from $0.3 million and $0.7 million for the comparable periods in the prior fiscal year, respectively.

    INTERNATIONAL REVENUE. Revenue from international operations increased to $7.6 million for the nine months ended November 30, 1999 from $7.2 million for the comparable period in the prior fiscal year, an increase of $0.4 million or 5.6%. This increase came primarily from increased growth of information technology services and software. Revenue from domestic operations increased to $13.2 million for the nine months ended November 30, 1999 as compared to $8.4 million for the comparable period in the prior fiscal year, an increase of $4.8 million or 57.1%. This increase was due to $3.1 million of revenues added by Continuum and increased revenues from platform migration software.

    For the quarters ended November 30, 1999 and 1998, revenue from international operations dropped from $3.1 million to $2.7 million mainly due to the effect of a large individual contract in the prior year. Revenue from domestic operations grew to $4.7 million from $2.8 million due to revenues generated by Continuum and platform migration license fee growth.

    GROSS PROFIT. The following tables summarize the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and nine months ended November 30, 1999 and the comparable periods for the prior fiscal year.

                                                          THREE MONTHS ENDED
                                             --------------------------------------------
                                                  11/30/98                 11/30/99
                                             -------------------      -------------------
                                                GROSS PROFIT             GROSS PROFIT
                                             -------------------      -------------------
                                                $          %             $          %
                                             --------   --------      --------   --------
                                                (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Information Technology Services............   $1,322       49.2%       $1,653      84.3%
                                              ------                   ------

Equipment:
  Transaction-processing...................      661       34.8%          542      31.7%
  Other....................................        2        4.2%          398      31.3%
                                              ------                   ------
Total Equipment............................      663       34.1%          940      31.6%
                                              ------                   ------

Software:
  Platform Migration.......................      831       86.3%        1,717      78.3%
  Transaction-processing...................      (40)    -190.5%          (28)    -33.3%
  Other....................................      351       83.9%          129      52.0%
                                              ------                   ------
Total Software.............................    1,142       84.1%        1,818      72.0%
                                              ------                   ------

Total Gross Profit.........................   $3,127       52.2%       $4,411      59.1%
                                              ======                   ======

                                                          NINE MONTHS ENDED
                                                  11/30/98                 11/30/99
                                             -------------------      -------------------
                                                GROSS PROFIT             GROSS PROFIT
                                             -------------------      -------------------
                                                $          %             $          %
                                             --------   --------      --------   --------
                                                (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Information Technology Services............   $4,183      70.0%       $ 4,372      83.6%
                                              ------                  -------

Equipment:
  Transaction-processing...................    1,798      29.5%         1,866      36.4%
  Other....................................       24      20.0%         1,275      35.0%
                                              ------                  -------
Total Equipment............................    1,822      29.4%         3,141      35.8%
                                              ------                  -------

Software:
  Platform Migration.......................    1,351      60.5%         4,622      78.8%
  Transaction-processing...................      (46)    -33.8%          (171)    -91.0%
  Other....................................      865      87.6%           450      55.4%
                                              ------                  -------
Total Software.............................    2,170      64.7%         4,901      71.4%
                                              ------                  -------

Total Gross Profit.........................   $8,175      52.2%       $12,414      59.5%
                                              ======                  =======

    Gross profit margins for services and equipment vary from quarter to quarter depending on customer demands and product mix. Information technology services gross profit margin, which does not include salary costs, increased for the three and ninth month periods compared to the prior year, due to a greater proportion of the services being software related which yield a higher margin than hardware related services. Equipment margins rose in the nine month period largely due to healthy margins realized from sales at Continuum. Total equipment margins shrank for the three month period due to slightly lower margins in the transaction processing segment.

    Platform-migration software profit margins decreased to 78.3% from 86.3% for the three months ending November 30, 1999, as compared to the three months ending November 30, 1998, and increased to 78.8% from 60.5% for the nine months ending November 30, 1999 compared to the nine months ended November 30, 1998. These differences in margin are due to the primary element of cost of sales being the amortization of capitalized software development costs. This amortization is normally constant over a time period for each product, but overall may fluctuate from quarter to quarter as product versions become marketable and the development costs commence amortization or as development costs of particular products become fully amortized. License fee revenues vary with orders taken and licenses shipped or granted.

    Gross margins for other software products changed to 52.0% and 55.4% for the three and nine months ended November 30, 1999, respectively, compared to 93.9% and 97.6% for the comparable periods in the prior fiscal year. The decrease is due to continued and increasing amortization of software development costs and constant or slightly shrinking revenues for the periods. Other software primarily consist of vertical market software products such as the Company's Human Resources product as well as other third party software products.

    SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $4.0 million and $11.7 million for the three and nine months ended November 30, 1999, respectively from $2.9 million and $8.6 million for the comparable periods in the prior fiscal year, respectively. Those are increases of $1.1 million or 38.6% and $3.1 million or 36.6% respectively. Selling, general and administrative expenses as a percentage of total revenue for the nine month period is unchanged from year to year.

    OTHER EXPENSES. Net interest expense is slightly higher year to year for both the three and nine month periods due to increased borrowing to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

    At November 30, 1999, the Company had approximately $0.1 million in cash and equivalents as compared to $1.4 million at February 28, 1999.

    The Company generated positive operating cash flows of $1.8 million for the nine months ended November 30, 1999. The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. The Company has minimum covenant requirements that must be met by February 28, 2000. While there can be no assurance, the Company expects to be able to meet these covenants as well as be able to renew or replace these facilities in the ordinary course of business.

    During the nine months ended November 30, 1999, the Company expended
$0.4 million for capital improvements. Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of November 30, 1999.

    During the nine months ended November 30, 1999, the Company expended $0.7 million to buy shares of its own common stock on the open market.

    The Company received grants to fund research and development from the government of Northern Ireland of approximately $44,000 for the three months and $177,000 for the nine months ended November 30, 1999. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

YEAR 2000 COMPLIANCE

    THE PROBLEM REVISITED. The scope of the Year 2000 problem applied to any device, software or firmware that makes references to dates. Specifically it applied to the Real Time Clock (RTC) which stores the year portion of the date in two digit formats (e.g. 98 instead of 1998). Estimates indicated that many computers built prior to 1996 would not switch over correctly from 1999 to 2000. The impact of this would greatly affect any date-sensitive projects such as budgets and financial projections in the forthcoming year.

    CURRENT STATUS AND OVERALL IMPACT OF THE YEAR 2000. UniComp experienced minimal problems to their business through the millennium changeover. All network systems and company data remained intact and unaffected. The Company will continue to monitor their systems and continue to review all information through out the fiscal year. The following table identifies each of the seven phases that were addressed during this project. UniComp completed all phases by the projected date.


PROJECT PHASE                       PROJECT %      COMPLETION                 COMMENTS
                                    COMPLETED
Awareness                             100%         Completed
Identification                        100%         Completed
Impact Analysis                       100%         Completed
Risk Evaluation                       100%         Completed    All significant suppliers have been
                                                                evaluated.
Remediation                           100%         Completed    All critical systems are completed..
Testing                               100%         Completed    Secondary tests for critical systems
                                                                completed.
Contingency Plan                      100%         Completed    Implemented.
Overall Completion Estimate           100%         Completed    Implemented and completed on
                                                                schedule.

    CONTINGENCY PLAN. UniComp continues to have a disaster recovery program implemented company wide. Routinely information is backed up to diskette and tape. This regiment incorporates daily, weekly and monthly backups. These backups are divided into on-site (primary) and off-site (secondary) data copies. The secondary copies are archived up to three months and kept in a secure location to help maintain an ongoing disaster recovery program. This methodology of damage control was integrated into UniComp's Year 2000 contingency plan to safeguard all mission critical data. This routine was created to allow information to be transported to various machines should the need arise.

    COST. The overall cost incurred for activities relating to the Year 2000 issue was not material in amount over the two-year period from 1998 to 1999. Most of the expense would have been considered a part of the ongoing routine of maintenance and upkeep of internal systems. The current infrastructure has a system in place to allocate personnel to perform such tasks. UniComp used internal resources to oversee the most intensive phases of the Year 2000 project. Expense in this area was limited to man hours and personnel expense. In addition, a consultant was hired to help the larger sites in the United Kingdom to transition their systems to millennium compliance. The cost of this course of action was nominal. The cost to replace fully depreciated systems was considered to be a part of normal business operations and not directly related to the Year 2000 issue.

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

SUCCESS DEPENDENT ON ABILITY TO ADJUST TO RAPID TECHNOLOGICAL CHANGE AND
  INTRODUCTION OF NEW PRODUCTS AND SERVICES

    The information technology industry is characterized by rapid technological advances, numerous changes in customer requirements and frequent new product introductions and enhancements, which could disrupt our services business and render our products obsolete. Our future success will depend in large part on our ability to anticipate and respond to such advances, changes and new product introductions. Our failure to respond could have a material adverse effect on our competitive position and results of operations. In addition, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to perform as expected. Many of our software products, including certain transaction-processing products and UNIBOL400, have yet to achieve a substantial installed user base. We cannot be certain that these products will ever achieve a substantial market acceptance or user base. Our growth strategy includes using our current business relationships and our current knowledge of our customers' computer systems to generate additional revenue by providing other products and services to these clients. There can be no assurance, however, that we will be successful in generating additional business from our current customers.

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

DISTRIBUTION OF MANAGEMENT OF OVERSEAS OPERATIONS

    Any significant disruption in the management of our international operations could have a material adverse effect on our business, results of operations and financial condition. Our headquarters and administrative offices are located in Atlanta, Georgia; however, as of December 31, 1999, approximately 120 of our 300 employees work in our United Kingdom facilities. This geographical distance, as well as the time-zone difference, can isolate management from operational issues, delay communications and require devotion of a significant amount of time, effort and expense to international travel. In the future, we may face significant management demands associated with our international operations.

CHANGES IN OPERATIONS IN NORTHERN IRELAND

    A significant proportion of our personnel and operations are located in Northern Ireland. Northern Ireland has historically experienced periods of religious, civil and political unrest. Northern Ireland may experience further unrest which could disrupt our ability to provide information technology services and product development programs and have a material adverse effect on our results of operations and financial condition. For each of the past three fiscal years, the Northern Ireland government has granted to us approximately $0.3 million to fund our research and development programs. Our use of these funds is subject to various rules and regulations, including the requirement that we repay such funds in the event we remove certain operations from Northern Ireland. We cannot be sure that we will continue to be eligible for or will receive similar grants in the future or, if such grants are received, whether additional restrictions will apply to our use of such funds.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, accounted for 36% of the Company's total sales in the quarter and nine months ending November 30, 1999. The Company manages its exposure to changes in foreign currency exchange rates by entering into revenue and expense transactions in corresponding currencies. As a result, today the Company has not hedged against foreign currency exchange risk.

    The Company reduces its exposure to changes in interest rates by maintaining a proportion of its debt in fixed-rate instruments. As of November 30, 1999,
17.7% of the Company's total debt was in fixed-rate instruments.   The Company
has a revolving line of credit that provides for borrowings by the Company of up to $4.7 million. The borrowings bear interest at a variable rate of the UK bank's base lending rate plus 1.75% or the U.S.30 day commercial paper rate plus 3.0%. If the Company were to borrow all of the $3 million of the revolving line of credit and the $1.7 million of foreign lines of credit, 17.3% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of November 30, 1999, the average maturity of the Company's short-term investments was less than one month.

PART II. OTHER INFORMATION

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE.

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

        (d) Not required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The Company filed Form 8-K on December 15, 1999 relating to the disposition of ICS UniComp Limited on December 1, 1999.

        (b) Exhibits:

           2.1 Agreement for the Sale and Purchase of the Goowill Business and Assets of ICS UniComp Limited, dated December 1, 1999 (previously filed with Form 8-K on December 15, 1999 and incorporated herein by reference).

           27.1 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICOMP, INC.

/s/ Hugh Moore                                            January 18, 1999
Hugh Moore                                                Date
Vice President of Finance
Principal Accounting Officer