Form 10-K405
period 2000-02-29
UNICOMP INC
filed 2000-06-14
CIK 792341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,950,000 on June 7, 2000.

The number of shares outstanding of the Registrant's Common Stock as of June 7, 2000 was 8,925,915.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Specified sections of the registrant's 2000 Proxy Statement in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         UniComp, Inc. (the Company), founded in 1985, is a provider of retail e-business solutions and legacy extension and innovative vertical application software for small and large companies, resellers and system integrators worldwide. The Company licenses its technology to a cross section of industries including manufacturing, distribution, transportation, public-sector, point of sale and transaction processors. Additionally, the Company provides installation, training, and systems integration, serving a worldwide network of end user customers, dealers and distributors. The Company's strategy is to emphasize its software products, acquire synergistic technologies and businesses, and to expand its services business within its existing geographic markets.

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

REPORTABLE SEGMENTS

The Company's business units have been aggregated into two reportable segments:
(1) Retail e-Business Solutions and (2) Legacy Transition and Vertical Application Software. The Retail e-Business Solutions include:

- A full suite of e-commerce products and services including secure Internet and/or traditional bricks and mortar transaction processing, web development, and web hosting;
- A family of customer-activated wireless devices to enhance the retail shopping experience and reduce vendors' overhead costs.

The Legacy Transition and Vertical Application Software and services include:

- A comprehensive suite of systems management software for IBM AS/400 users and two legacy extension products for transitioning IBM/36 and AS/400 applications to open-system platforms such as Windows NT, Unix, and Linux;
-    A workforce management, planning, and scheduling product suite;

-    A comprehensive human resource management system;
-    A SCADA monitoring and control product suite.
- A process control, business automation, and financial management system for the compound feed milling industry.

Financial information by reportable segment for the two years ended February 28, 1998 and 1999, and the year ended February 29, 2000 is included in Note 13 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

PRODUCTS AND SERVICES

RETAIL E-BUSINESS SOLUTIONS

E-COMMERCE PRODUCTS AND SERVICES

UniComp has been developing e-commerce products since the early 1990's. Those development efforts have yielded a web-enabled suite of products that deliver a completely integrated solution for Internet merchants as well as those who have yet to transition to e-commerce and continue to operate in the traditional world. The primary piece of software involved, Universal Payment Software ("UPS"), facilitates both e-commerce and traditional commerce by providing a secure method for processing credit and debit card transactions while supporting check verification, authorization, and guarantee services. UniComp will not only realize revenue from the sale of the software itself, but also will participate in the recurring transaction processing revenue stream. The system also supports other payment types including electronic benefits transfer and frequent shopper programs, and allows for gift certificate issuance and validation. It can be integrated with Point Of Sale ("POS") software, and batch processing following each business day can provide immediate sales data.

Another key software offering is the recently completed Internet Payment Processing System ("IPPS"). IPPS is a complete Shopping Cart system, ECML-compliant Order Form, and a browser-based Merchant Account Control Panel for secure on-line ordering, processing credit card sales, issuing refunds and voids, viewing pending orders, and generating revenue, refund, and state sales tax reports. This software will allow merchants to do business on-line through their web-site.

UniComp complements these software offerings by supplying new and refurbished transaction-processing equipment, thereby offering complete transaction-processing systems to merchants worldwide.

The final offerings that complete the set are the web design and web hosting services, which are targeted primarily at small and medium-sized businesses. UniComp offers a full complement of web design capabilities, including site design and layout, custom logos, buttons and background design, a custom site map for navigation, and banner creation for increasing site and product exposure. UniComp will also host and register a web site with four major Internet search engines.

RETAIL WIRELESS DEVICES

By virtue of a recent strategic acquisition, UniComp is now a significant supplier of high performance POS transaction processing terminals, and is involved in the design, manufacturing, marketing, and servicing of a complete line of hardware and software for remote transaction processing applications. The initial set of products to be marketed and distributed worldwide consists of two that are currently available and being sold in the United States and two in the final stages of development that will be launched during calendar year 2000.

The Retail Display Adapter ("RDA") is a small, box shaped device that enables a retailer to connect a full color graphics display device to any IBM 46xx terminal. The RDA allows for fully configurable fields, increasing the amount of information available on the POS display, including running subtotals, multiple-item listing, coupon totals, frequent shopper rewards, and a Virtual Receipt. The RDA provides three main benefits to retailers: 1) by configuring the POS display to meet the specific needs of a retailer's operation through use of the PC based RDA Configurator software, the RDA enhances checkout efficiency and customer satisfaction through improved communication, 2) the RDA can be utilized as a data collection device, which data can then be used to improve the retailer's own marketing efforts, and 3) the RDA allows retailers to realize substantial savings in capital investment by either extending the life and providing increased functionality to legacy systems, thus postponing costly system upgrades, or by allowing for installations of refurbished equipment that would have increased usability, efficiency, and a longer effective lifetime through the RDA.

The Price Checker Terminal ("PCT") is a small, customer activated device retailers mount throughout their stores to enable the checking of product prices and frequent-shopper information prior to arriving at the checkout counter by scanning a bar code. This reduces store personnel requirements and improves customer satisfaction. Additionally, as with the RDA, the PCT allows for data collection for use in future customer marketing. The PCT ties directly into any existing in-store network using a number of communications options including radio frequency links, hard-wired network, or TCP/IP Ethernet. The most recent wireless version of the PCT leverages the wireless open standard architecture of IEEE 802.11 to simplify its integration into a wireless open-network environment. Fast and accurate price verification is made possible through use of a Symbol Technologies omni-directional scanner, which provides maximized read rates with minimum delays. Other store-specific applications, such as in-store promotions, printers, and location assistance, can be supported by the PCT.

The Micro Kiosk ("MK"), one of the products currently nearing completion, is a family of upright, free standing, in-store customer kiosks that utilize a VGA color display to interact with customers. As with the PCT, the MK ties directly into the existing in-store network through a variety of communications options. Through that link, the MK will provide price checking, in-store advertising, frequent shopper status information, and a store locator. The MK will also allow customers to enter orders for items that store personnel have to retrieve from back rooms. As with the two existing products, another significant feature of the MK is its data collection capability. The features found in the four versions of the MK include operating systems from UniComp's proven, proprietary CTX O/S to embedded Windows NT or Linux, processors as powerful as Intel's Pentium, Symbol Technology scanners, color VGA flat panel screens, spectrum 24 WLAN, printer and touch screen options, and the availability of popular web browsers such as Internet Explorer and Netscape.

The MK is being integrated with a 802.11, 2.4 GHz radio to make it compatible with Symbol, Lucent, and Telxon wireless networks, which is a critical step towards ensuring that those products will be inter-operable with customers' communications infrastructure worldwide and will conform with the differing international radio frequency restrictions.

LEGACY TRANSITION AND VERTICAL APPLICATION SOFTWARE

IBM AS/400 SYSTEMS MANAGEMENT AND LEGACY TRANSITION PRODUCTS

         The Company designs, develops and markets legacy extension software under its UNIBOL brand.

         UNIBOL36. The UNIBOL36 system rehosts software applications written in RPG or COBOL, and related data, from IBM's System/36 to UNIX or Windows NT systems.

         UNIBOL400. The UNIBOL400 system rehosts software applications written in RPG or COBOL, and related data, from IBM's AS/400 to UNIX or Windows NTsystems.

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

                           The UNIBOL400 system currently supports applications software written in RPG or COBOL. The UNIBOL400 system is currently available on the IBM RS/6000, HP9000, Siemens Nixdorf RM Series, Sun Ultra Sparc and the Data General Aviion UNIX hardware platforms. The Company released a version of UNIBOL400 that supports Windows NT in fiscal year 2000.

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

UniComp's AS/400 systems management product, mAStermind, includes disk management, job scheduling, spool file management, back up/recovery, object auditing, source code management, SMS messaging, and software implementation features, providing a complete systems management tool for AS/400 professionals.

HUMAN RESOURCE MANAGEMENT PRODUCTS

UniComp has two human resource management products: PeopleTrack is a workforce management, planning, and scheduling software solution; uniPims HR is a comprehensive human resource management software solution that includes Personnel Management, Attendance Management, and Payroll Management modules.

SUPERVISORY CONTROL AND DATA ACQUISITION ("SCADA") MONITORING AND CONTROL PRODUCT SUITE

SCADA systems are most commonly used to monitor and control manufacturing plants and equipment. They function by collecting information, transferring it back to a central site, carrying out the necessary analysis and control, and then displaying the results on operator screens. Control of the system may be automatic or can be initiated by operator commands.

PROCESS CONTROL, BUSINESS AUTOMATION, AND FINANCIAL MANAGEMENT SYSTEM

UniComp offers two products, InFeed 600 and the Mill Wheel System, for companies that manufacture animal and aquaculture feeds, primarily in Europe. InFeed 600 is a Windows NT client server based system that provide complete production management, including process supervision, control, and automation. The Mill Wheel System is an Informix based system operating within a Unix environment that provides a complete, turn key solution for all aspects of the compound feed milling business, from production management through financial reporting.

MARKETS

RETAIL E-BUSINESS SOLUTIONS

E-COMMERCE PRODUCTS AND SERVICES

The market for UniComp's Retail e-Business Solutions consist of merchants engaged in e-commerce, traditional commerce, or, as is becoming more and more prevalent, both.

Continued, rapid growth of the Internet is fueling huge gains in Internet-generated revenues. ActivMedia Research estimates that those revenues will grow from the $38 billion in 1998 to in excess of $225 billion in 2000. Forrester Research predicts that the global Internet economy will reach $6.9 trillion in 2004. UniComp's two primary markets lead the way with North America making up $3.5 trillion and Europe $1.5 trillion of the worldwide total.

This expansion of e-commerce will directly impact the markets for UniComp's products. According to Forrester Research, as companies develop their online businesses, packaged e-commerce software spending in the United States alone is anticipated to grow from $3.1 billion in 1999 to $14.5 billion in 2003. UniComp's UPS and IPPS products should participate in that growth.

The e-payment, or transaction processing, market will show similarly impressive growth. The Nilson Report expects that the volume of payment card transactions should increase in the United States from 16 billion in 1997 to over 39 billion in 2005. As the volume of transactions grows, the need for complete transaction processing systems such as those offered by UniComp increases in step, and the available recurring transaction processing revenue streams expand as well.

The e-commerce explosion also bodes well for the Web site development and Web hosting markets. Web hosting is one of the fastest-growing markets in the information technology industry, according to International Data Corp., with the U.S. market expected to increase 10-fold from the $1.8 billion market in 1999 to almost $19 billion in 2003. ActivMedia Research has determined that Web site development has already become a $10 billion industry, with particularly high growth rates for mid-range and smaller online operations.

While the growth in each of the markets above is impressive and promising for each of UniComp's e-commerce products individually, it is UniComp's ability to offer a complete solution, including software, hardware, transaction processing, and web site development and hosting, that will allow UniComp to participate fully in the transition towards an Internet economy.

RETAIL WIRELESS DEVICES

The current shift towards e-commerce has generated a sense of urgency among traditional retailers to respond to the threat and keep the customers who come through their doors satisfied with the bricks-and-mortar shopping experience. Increasingly, those traditional merchants are learning from their on-line competitors and looking toward technology to deliver some of the same benefits as online shopping. UniComp's Retail Wireless Devices, particularly the Micro Kiosk product line, are some of the solutions those merchants are turning to.

The following is from a study of consumers' acceptance of retail technology conducted by the Indiana University Center for Education and Research in Retailing and KPMG's Retail Industry practice. The primary goal of the study was to provide information that would help retailers decide what technologies to implement in their stores. The demographics of the group participating in the summary closely matched those of the population of the United States.

"Consumers were very positive about both the product information/ordering and frequent shopper kiosks. On average, 76 percent rated the kiosks as an advantage, 60 percent were more likely to shop at a store with these technologies, and 80 percent expected to use the technologies at least some of the time they shopped. Consumers felt that the product information/ordering kiosk would make shopping faster and easier by helping them find what they wanted and provide detailed/current product information. Shoppers liked the frequent shopper kiosk because it would highlight items that were on special and eliminate the need to clip and carry coupons, thus saving them money. Consumers disliked the prospect of waiting in line to use the machines and recommended that several kiosks be installed in each store to accommodate demand."

Retailers worldwide are getting the message that their customers are demanding a better shopping experience, and they are beginning to understand that technology can help them provide such an experience. UniComp's line of Retail Wireless Devices will be one of the solutions those merchants can turn to.

MARKETING AND DISTRIBUTION

RETAIL E-BUSINESS SOLUTIONS

As of February 29, 2000, the Company marketed and sold its Retail e-Business solutions through 10 direct sales and marketing personnel and also through Independent Sales Vendors("ISVs") ISVs and independent distributors, primarily in the United States and Europe.

LEGACY TRANSITION AND VERTICAL APPLICATION SOFTWARE

         IBM's midrange computing platforms, the System/36 and AS/400, have served as popular computing solutions for business applications since IBM's introduction of these two systems in 1983 and 1988, respectively. While IBM discontinued producing the System/36 in 1988, industry publications estimate less than 50,000 System/36 systems remained in use worldwide at the end of 1999. Industry publications also estimate that over 700,000 AS/400 systems were in use worldwide at the end of 1999. The installed base of AS/400 systems is estimated to increase by 30,000 to 50,000 systems per year for at least the next few years, while the installed base of System/36 users is declining.

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

PRODUCT DEVELOPMENT AND ENHANCEMENT

         The computer industry is characterized by rapid technological change in computer hardware, operating systems and software. To keep pace with this change the Company dedicates considerable resources in the development of new product development and product enhancement. The majority of the Company's research and development for legacy transition and vertical application software is performed in the United Kingdom while research and development for its retail e-business solutions is performed in the United States.

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

MARKETING AND DISTRIBUTION

         RETAIL E-BUSINESS SOLUTIONS

         As of February 29, 2000, the Company marketed and sold its Retail e-Business solutions through 10 direct sales and marketing personnel and also through ISV's and independent distributors, primarily in the United States and Europe.

         LEGACY TRANSITION AND VERTICAL APPLICATION SOFTWARE

         As of February 29, 2000, the Company marketed and sold its legacy extension software through 14 direct sales and marketing personnel. UNIBOL's direct sales and marketing force operates from the Company's offices in Belfast, Northern Ireland, Atlanta, Georgia and Dallas, Texas. The Company markets its UNIBOL products and services through telemarketing, direct mail, public relations, advertising programs, seminars, audio conferences, trade shows, newsletters and its internet homepage. In addition, the Company markets its platform-migration software through ISV's and independent distributors in over 30 countries. The Company has entered into strategic relationships with major UNIX hardware system vendors, including Hewlett-Packard, Siemens Nixdorf and Data General, as well as certain database providers such as Oracle. The Company believes that its multi-channel distribution strategy enables it to effectively market its platform-migration software to a wide range of potential customers.

         According to industry sources, there are more than 8,000 ISV's currently supporting applications software for the AS/400 platform. The Company believes that, by using the UNIBOL400 system, ISV's will be able to offer their software applications on open systems and other portable platforms. The Company believes it can accelerate market acceptance of its UNIBOL400 product by leveraging its reputation in the System/36 market and focusing on the ISV distribution channel. The Company also believes that, by using the ISV distribution channel, it will derive licensing revenue from both the initial sale to an ISV of the UNIBOL400 developer kit and from subsequent license fees payable when an ISV licenses its migrated applications to end users. Versions of UNIBOL400 have been commercially available since the beginning of fiscal year 2000.

         As of February 29, 2000, the Company marketed and sold all other vertical application software through 11 direct sales and marketing personnel. Specific marketing programs vary by target customer. The Company believes that its direct sales approach, including having Company project managers serve as client-relationship managers, lead to better account penetration and management, better communications and long-term relationships with its clients and greater opportunities for follow-on sales of products and services to its existing client base. To date, the Company has focused its sales and marketing efforts for computer equipment and professional services primarily on businesses in Northern Ireland and vertical application software and the related services to businesses in the United Kingdom and the rest of Europe.

SIGNIFICANT CUSTOMERS

         No one of the Company's customers accounted for more than 10% of the Company's total revenues in any of its three most recent fiscal years.

COMPETITION

         RETAIL E-BUSINESS SOLUTIONS

         The market for the Company's Retail e-Business Solutions systems is highly competitive. The Company believes that the principal competitive factors in the business include the ability to provide comprehensive, integrated e-business solutions systems, product performance, time to market for new product introductions, adherence to industry standards, price, marketing and distribution resources. The Company believes that it competes favorably in all of these categories. There are a number of larger companies, including point-of-sale terminal manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. These companies, including NCR, IBM, Trintech, and Verifone, present a significant competitive challenge to the Company's transaction-processing business.

         The Company faces direct competition from transaction-processing equipment manufacturers that sell their equipment through direct channels, as well as other resellers of transaction-processing equipment in the US market. While some of the equipment manufacturers may have an advantage in competitive pricing on new equipment, the Company is able to offer refurbished equipment with similar functionality and warranties at a discounted price. The Company believes that because of the ability to provide refurbished equipment at a lower price than new equipment, as well as providing new equipment, the Company compares favorably with its competitors. Significant vendors include Checkmate Electronics and Verifone.

         LEGACY TRANSITION AND VERTICAL APPLICATION SOFTWARE

         The market for the Company's legacy transition software is highly competitive. The Company faces direct competition from other developers of rehosting solutions and companies that provide other transition solutions such as refacing, re-engineering and packaged software applications. There are a number of larger companies, including computer manufacturers and software companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. These companies present a significant competitive challenge to the Company's platform transition business. Many of the Company's competitors do not offer the breadth of solutions that the Company offers. Additionally, many of the competitors can only migrate object code (instead of migrating source code as in the UNIBOL solution) which will not allow the end users to modify the code once it has been transitioned to the new platform. The Company believes that its UNIBOL solutions provide end users with a wider variety of transition options while maintaining the source code and thereby conserving the ability of end users to update, enhance and modify the software application. The Company competes on the basis of its service, price, system functionality and performance and technological advances and believes that it competes favorably in all of these categories.

         The market for the Company's vertical application software is intensely competitive due primarily to low barriers to entry. The Company believes that the primary competitive factors in this market include familiarity with local customs and practices, price, technical expertise and reputation.

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

         In November 1997, the Company acquired for 788,708 shares of the Company's Common Stock, Novatek Corporation and Sun and Sky Development Corporation (together Novatek). Novatek is a Florida corporation that provides new and refurbished transaction-processing equipment primarily in North America. Subsequent to the Novatek acquisition, Novatek was merged with Smoky Mountain and renamed UniPay, Inc.

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

         In January 1999, the Company acquired a $.6 million note receivable from Continuum Technology Corporation ("Continuum"). Consideration consisted of $.2 million in cash and accounts receivable of $.4 million. In March 1999, the Company purchased 97.5% of Continuum's outstanding common stock. Consideration consisted of $259,361 in cash, 8% notes payable aggregating $572,128, and 200,000 shares of the Company's common stock. The remaining 2.5% of Continuum's outstanding common stock was purchased in February, 2000 for $17,800 in cash and 18,953 shares of the Company's common stock.

DISPOSITIONS

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

         In June 1998, the Company contributed accounts receivable of $.5 million for a 67% ownership in a newly formed entity engaged in retail electronic commerce. In April 1999, the Company sold its ownership percentage to the minority shareholder for a $.7 million note receivable bearing interest at 8.5%. The note is receivable in monthly installments of $5,000-$10,000 per month with a final payment of $240,000 due August 2003. The note is secured by the assets of the venture and the personal guarantee and pledged assets of the purchaser. The gain of $.2 million on the sale is being recognized as cash is received.

         On December 1, 1999, the Company completed the sale of certain assets of the Company's Northern Ireland subsidiary, ICS UniComp Limited, to ZEC Limited. ICS UniComp was an information technology service provider. Consideration consisted of $8.4 million in cash, $0.9 of which was received after year-end following final calculation of certain completion accounts. The assets disposed of included, but were not limited to, plant and machinery and motor vehicles, computer and office equipment, furniture, premises, tradename, and intellectual property rights. Accounts receivable, accounts payable, and all other liabilities as of December 1, 1999 were retained by ICS UniComp Limited. ICS UniComp was one of the ICS Computing Group subsidiaries acquired in 1993.

SEGMENT INFORMATION

         The Company operates in two business segments: retail e-business solutions and legacy transition and vertical application software. The following table illustrates the total revenue dollars (in thousands) represented by the Company's products and services by business segment.


                                                               DOLLARS (IN THOUSANDS), FISCAL YEAR ENDED
                                              FEBRUARY 28 1998           FEBRUARY 28, 1999            FEBRUARY 29, 2000
                                              ----------------           -----------------            -----------------
Retail e-Business Solutions                         11,654                     8,143                        11,262
Legacy Transition and Vertical
           Application Software                      8,458                    11,650                        12,849
                                                     -----                    ------                        ------


                                                   $20,112                   $19,793                       $24,111
                                                   =======                   =======                       =======


         The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates the total revenue dollars (in thousands) represented by the Company's products and services in the United States and its foreign operations. Operating income (loss) and identifiable assets are also presented.


                                                      DOLLARS (IN THOUSANDS), FISCAL YEAR ENDED
                                     FEBRUARY 28, 1998            FEBRUARY 28, 1999            FEBRUARY 29, 2000
                                     -----------------            -----------------            -----------------
Revenues
    United States                        $ 13,100                     $ 10,416                     $ 14,818
    Foreign                                 7,012                        9,377                        9,293
                                         --------                     --------                     --------
                                         $ 20,112                     $ 19,793                     $ 24,111
                                         ========                     ========                     ========

Operating (Loss)/ Income
     United States                       $ (1,743)                    $ (1,836)                    $    168
     Foreign                                 (284)                        (663)                        (998)
                                         --------                     --------                     --------
                                         $(2,027)                     $ (2,499)                    $   (830)
                                         ========                     ========                     ========

Identifiable Assets
     United States                       $ 12,176                     $ 15,677                     $ 15,898
     Foreign                               19,053                       11,018                       14,104
                                         --------                     --------                     --------
                                         $ 31,229                     $ 26,695                     $ 30,002
                                         ========                     ========                     ========


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

BACKLOG

         Due to the nature of the Company's business, the Company maintains minimal backlog. It is anticipated that most of the fiscal year 2000 backlog will be realized as revenue in fiscal year 2001.

EMPLOYEES

         As of February 29, 2000, the Company employed approximately 231 full time equivalents in its foreign operations and the United States. The Company believes that its relationship with its employees is good. None of the Company's employees are subject to collective bargaining agreements. Part-time employees are utilized primarily to meet fluctuations in requirements for lower skill, manufacturing and assembly positions, and do not have a significant role in the Company's operations.

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

ITEM 2. PROPERTIES

         The Company leases office space in Marietta, Georgia, which totals approximately 10,745 square feet at an aggregate annual cost of approximately $237,000. The lease expires in September 2000 and contains a renewal option for one additional three-year term. The Company also owns office and warehouse space in Murphy, North Carolina , Coral Springs, Florida and Fletcher, North Carolina. The Murphy, North Carolina facility is under an 8.83% fixed rate mortgage loan with an outstanding balance as of February 29, 2000 of $270,000. Annual payments on this loan are approximately $36,000. The Florida facility is under an 8.86% fixed rate mortgage loan with an outstanding balance as of February 29, 2000 of $279,000. Annual payments on this loan are approximately $36,000. The Fletcher, North Carolina facility is under two mortgage loans with rates of 9.3% and 7.8%, respectively, with an aggregate outstanding balance as of February 29, 2000 of approximately $1.4 million. The annual payments on these loans are approximately $168,000.

         The Company leases a facility in Belfast, Northern Ireland, totaling approximately 18,000 square feet of office and warehouse space at an annual cost of approximately $303,000 under a lease expiring September, 2002.

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

         The Company is pursuing litigation against one of its customers to collect $2.9 million that the Company contends is due pursuant to work performed under a software contract. Although Management is confident of a positive resolution, due to the inherent uncertainty of this matter, the Company has not recognized this amount as revenue, and there can be no assurances of collection.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 29, 2000.

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


                                                                                                    HIGH      LOW

FISCAL YEAR 2000
Fourth Quarter ended February 29, 2000.........................................................     $ 8.75    $ 3.37
Third Quarter ended November 30, 1999..........................................................       5.00      3.12
Second Quarter ended August 31, 1999...........................................................       5.87      3.94
First Quarter ended May 31, 1999...............................................................       6.25      3.06

FISCAL YEAR 1999
Fourth Quarter ended February 28, 1999.........................................................     $ 5.00    $ 2.68
Third Quarter ended November 30, 1998..........................................................       3.81      2.00
Second Quarter ended August 31, 1998...........................................................       6.62      1.93
First Quarter ended May 31, 1998...............................................................       7.18      4.53


         On June 7, 2000, the closing sale price of the Common Stock on the Nasdaq National Market was $ 3.00 per share. As of June 7, 2000, there were approximately 504 owners of record of the Common Stock. Because many of such shares may be held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

DIVIDEND POLICY

         The Company has never paid cash dividends on the Common Stock, and presently intends to retain any future earnings to finance its operations and expand its business. It therefore does not anticipate paying cash dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statement of operations data for the fiscal years ended February 28, 1998, February 28, 1999 and February 29, 2000 and with respect to the Company's balance sheet data at February 28, 1999 and February 29, 2000 are derived from the audited consolidated financial statements of the Company included elsewhere herein and are qualified by reference to such consolidated financial statements and notes thereto. The selected consolidated financial data with respect to the statement of operations data for February 29, 1996 and February 28, 1997 and the balance sheet data at February 29, 1996, and February 28, 1997 and 1998 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.


                                                                          Fiscal Year Ended
                                              --------------------------------------------------------------------------
                                              Feb. 29,         Feb. 28,        Feb. 28,         Feb. 28,        Feb. 29,
                                                1996             1997            1998             1999            2000
                                              --------         --------        --------         --------        --------
STATEMENT OF OPERATIONS DATA:                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue..............................   $ 13,096         $ 14,469        $ 20,112         $ 19,793        $ 24,111
Gross profit...............................      8,975            6,639           9,589            9,991          13,158
Operating income (loss)....................      1,076              229          (2,027)          (2,499)           (830)
Income (loss) before taxes from continuing         922               15          (2,296)          (3,419)         (1,487)
operations.................................
Net income (loss) from continuing operat...        920              295          (2,098)          (3,100)         (1,616)
Basic earnings per share from continuing
operations available to common                $   0.17         $   0.04        $  (0.27)        $  (0.45)       $  (0.23)
shareholders...............................

Diluted earnings per share from continuing
operations available to common                $   0.15         $   0.04        $  (0.27)        $  (0.45)       $  (0.23)
shareholders...............................
Weighted average shares....................      5,672            6,465           7,727            7,802           7,557
Weighted average shares assuming dilution..      6,064            6,865           7,727            7,802           8,007


BALANCE SHEET DATA:

Total assets..............................    $ 14,365         $ 21,722        $ 31,229         $ 26,695        $ 30,002
Working capital ..........................         363            1,807           1,555            2,089           3,945
Debt, including current portion...........       3,267            5,570           7,802            5,271           7,156
Total stockholders' equity................       6,220           14,465          16,293           15,808          17,318


         The statement of operations data and balance sheet data presented above have been restated to give retroactive effect to the merger with Smoky Mountain Technologies on April 16, 1996, and the merger with Novatek on November 29, 1997, both of which have been accounted for as a pooling-of-interests transactions. They also have been restated to reflect the disposition of Aurora on December 17, 1998, and the disposition of ICS UniComp on December 1, 1999. (See Note 2 of the Notes to the financial statements.)

In fiscal year 1996, the Company recognized a credit to tax expense of $0.3 million related to the recognition of the remaining deferred tax asset in the United States when the Company determined that it was more likely than not that the deferred tax asset would be realized in future periods, resulting in an effective tax rate of 0.2% for that year. During fiscal year 1997, the Company recognized an income tax credit of $0.3 million related to recognition of previously unrecognized deferred tax assets in the United Kingdom when it was determined that it was more likely than not that the deferred tax assets would be realized in future tax periods, resulting in a tax benefit of $0.3 million for the year. During fiscal year 1998, the Company recorded a valuation allowance of $0.5 million for the deferred tax asset in the US, resulting in a lower than normal tax benefit of 8.7% for the year. During fiscal year 1999, the Company recorded a valuation allowance of $1.0 million for the deferred tax asset in the U.S., resulting in a lower than normal tax benefit of 9.3% for the year. During 2000, tax expense of $0.1 million was recognized.

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

OVERVIEW

         UniComp is a provider of retail e-business solutions and legacy extension and vertical application software for small and large companies, resellers, and system integrators worldwide. In fiscal year 2000, the Company generated $24.1 million in total revenue, of which $11.0 million was derived from sales of transaction processing equipment and retail wireless devices and $6.0 million was derived from information technology services. The remaining $7.1 million in revenue was derived from license and maintenance fees for the Company's legacy extension software, transaction-processing software and other vertical application software products. The Company expects revenue from each category to increase in future years as the Company pursues its strategy of providing complete, integrated solutions to its retail e-business customers.

         Approximately 35%, 47% and 39% of the Company's revenue was derived from its international operations in fiscal years 1998, 1999, and 2000, respectively. Denomination of the Company's revenue and expenses are generally in corresponding currencies. As a result, to date, the Company has not hedged against foreign currency exchange rate risks.

         Cost of sales for transaction processing equipment and retail wireless devices consists of the actual costs of the products sold. Cost of sales for information technology services includes supplies, parts, subcontractors and other direct costs of delivering the services, except for salary costs, which are included in selling, general and administrative costs. Cost of sales for software licensing includes amortization of capitalized software development costs, as well as any royalties payable on embedded technologies and any other direct costs of providing its software products and support. The Company amortizes capitalized software development costs over the estimated life of the product, generally three to four years.

         Selling, general and administrative expenses include salaries and related costs for all employees, travel, costs associated with internal equipment, sales commissions, premises and marketing costs, general office and administrative costs, and the amortization of goodwill. Development grants received from the government of Northern Ireland have been recorded as a reduction in selling, general and administrative expenses, or a reduction in capitalized development costs, and are anticipated to remain relatively constant for the foreseeable future. Although the Company expects selling, general and administrative expenses to increase as the Company grows, it anticipates that these expenses will remain constant or decrease as a percentage of total revenue from fiscal 2000 levels.

RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations from continuing operations in dollars and as a percentage of total revenue for the fiscal years ended February 28, 1998 and 1999, and February 29, 2000.


                                                            Fiscal Years Ended
                                     ------------------------------------------------------------------
                                            2/28/98               2/28/99               2/29/00
                                            -------               -------               -------
                                           (in thousands, except per share and percentage data)
Total Revenue......................    $ 20,112   100.0%      $ 19,793   100.0%     $ 24,111  100.0%
Cost of sales......................      10,523    52.3          9,802    49.5        10,953   45.4
                                         ------    ----          -----    -----       ------   ----
Gross profit.......................       9,589    47.7          9,991    50.5        13,158   54.6
Operating expenses.................      11,616    57.8         12,490    63.1        13,988   58.0
                                         ------    ----         ------    -----       ------   ----
Operating  loss....................      (2,027)  (10.1)        (2,499)  (12.6)         (830)  (3.4)
Other expenses ....................         269     1.3            920     4.6           657    2.7
                                         ------    ----         ------   -----       ------   ----
Loss before taxes..................      (2,296)  (11.4)        (3,419)  (17.2)       (1,487)  (6.2)
Provision  (benefit) for taxes.....        (198)   (1.0)          (319)   (1.6)          129    0.5
                                         ------    ----         ------   -----       ------   ----
Net loss from continuing
operations.........................     $(2,098)  (10.4)%      $(3,100)  (15.6)%     $(1,616)  (6.7)%
                                        =======   =====        =======   =====       =======   ====


 FISCAL YEAR ENDED FEBRUARY 29, 2000 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1999

         REVENUE. Revenue for fiscal year 2000 increased to $24.1 million compared to $19.8 million for fiscal year 1999, an increase of $4.3 million, or 21.7%. The increase is primarily due to the Continuum acquisition in March, 1999.

         EQUIPMENT REVENUE. The following table summarizes the revenue generated from sales of transaction processing equipment and related wireless devices for the year ended February 29, 2000 and the comparable periods from the prior fiscal year.


                                                           12 MONTHS ENDED       INCREASE/(DECREASE)
                                                           ---------------       -------------------
                                                          2/28/99     2/29/00        $          %
                                                          -------     -------        -          -
                                                           (in thousands, except percentage data)
Transaction-processing Equipment................           $7,122     $ 6,248     $  (874)    (12.3)

Retail Wireless Devices and Other Equipment.....              299       4,769       4,470     1,495
                                                              ---       -----       -----

Total Equipment Revenue.........................           $7,421     $11,017     $ 3,596      48.5
                                                           ======     =======     =======


         Revenue from the sale of transaction-processing equipment decreased $0.9 million or 12.3% in 2000 compared to the prior year due to current product market conditions.

         The increase in retail wireless devices and other equipment is due to the Continuum acquisition in March, 1999.

         SERVICES REVENUE

         Revenue from information technology services decreased to $6.0 million for the fiscal year 2000 from $7.6 million for fiscal year 1999. This was due to there being a particularly large service contract in fiscal year 1999.

         SOFTWARE REVENUE

         The following table summarizes the revenue from software licensing and support for the year ended February 29, 2000 and the comparable period from the prior fiscal year.


                                       TWELVE MONTHS ENDED     INCREASE/(DECREASE)
                                       -------------------     -------------------
                                      2/28/99      2/28/00        $           %
                                      -------      -------        -           -
                                         (in thousands, except percentage data)
Initial License Fees:
      Legacy Extension.............     $ 1,850      $4,615      $ 2,765    149.5%
      E-commerce...................         108         179           71     65.7%
      Other........................         617         698           81     13.1%
                                        -------      ------      -------
Total Initial License Fees.........       2,575       5,492        2,917   113.28%
                                        =======      ======      =======

Software Support Fees:
      Legacy Extension.............         973         974            1      0.1%
      E-commerce...................          64          70            6      9.4%
      Other........................       1,119         526         (593)  (53.0)%
                                        -------      ------      -------
Total Software Support Fees........       2,156       1,570         (586)  (27.2)%
                                        -------      ------      -------

Total Software Revenue.............     $ 4,731      $7,062      $ 2,331     49.3%
                                        =======      ======      =======



         Revenue generated from legacy extension systems was $5.6 million for fiscal year 2000 as compared to $2.8 million for the prior year. Legacy extension revenue by major product class is as follows.


                                       TWELVE MONTHS ENDED     INCREASE/(DECREASE)
                                       -------------------     -------------------
                                      2/28/99      2/28/00        $           %
                                      -------      -------        -           -
                                         (in thousands, except percentage data)
UNIBOL36...........................     $ 2,095       $2,797      $  702    33.5%
UNIBOL400..........................         728        2,792       2,064   283.5%
                                        -------       ------      ------

Total Platform Migration Revenue...     $ 2,823       $5,589      $2,766    98.0%
                                        =======       ======      ======


         The UNIBOL36 product is in a declining market as users of the IBM System 36 update their computer systems to more modern technology. The Company has been able to slow the decline in UNIBOL36 product sales with the release of a version of UNIBOL36 which supports Microsoft NT. Although there is a decline in this market, revenue for this product is expected to continue for the next few years, however, there may be fairly volatile revenue fluctuations during this period.

         Sales of the UNIBOL400 product began to slow in the second half of fiscal year 1999 as end-users were waiting for additional functionality and enhancements to the product. The Company completed these enhancements during the fourth quarter of fiscal year 1999 and did not have substantial UNIBOL400 revenue until after that time. Additionally, revenue increased approximately $1.5 million due to the addition of a significant reseller partner.

         INTERNATIONAL REVENUE . Revenue from international operations, principally in Northern Ireland, was unchanged at $9.3 million.

         GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the fiscal year ended February 29, 2000 and the comparable period for the prior fiscal year.


                                                                     TWELVE MONTHS ENDED
                                                          -------------------------------------------
                                                                2/28/99               2/29/00
                                                                -------               -------
                                                            (In Thousands, Except Percentage Data)

                                                              GROSS PROFIT          GROSS PROFIT
                                                              ------------          ------------
                                                               $           %         $          %
                                                               -----      -----      -----     ----
Equipment:
     Transaction-processing Equipment..............            $ 1,341     18.8    $ 1,680    26.9%
     Retail Wireless Devices and Other Equipment...                196     65.6      2,008    42.1%
                                                               -------     ----    -------   -----
Total Equipment....................................            $ 1,537     20.7    $ 3,688    33.5%
                                                               =======     ====    =======    ----

Information Technology Services....................            $ 6,086     79.6%   $ 5,006    83.0%
                                                               -------     ----    -------   -----

Software:
     Legacy Extension..............................            $ 1,237     43.8    $ 3,926    70.2
     E-Commerce....................................                 58     33.7       (288) (115.7)
     Other.........................................              1,073     61.8        826    67.5
                                                               -------     ----    -------   -----
Total Software.....................................            $ 2,368     50.1%   $ 4,464    63.2%
                                                               =======     ====    =======    ====

Total Gross Profit.................................            $ 9,991     50.5%   $13,158    54.6%
                                                               =======     ====    =======    ====


         Legacy extension software profit margins increased for fiscal year 2000 compared to the prior fiscal year. This increase is due principally to relatively fixed amortization expense related to capitalized software development costs for the UNIBOL400 product, for which revenues have increased since the prior year, as described earlier.

         E-commerce software gross profit margins were negative for the fiscal year 2000. This is due to relatively fixed amortization of capitalized software development costs. Management believes these revenues have yet to reach their full potential. Gross margins for other software products increased to 67.5% for fiscal year 2000 compared to 61.8% in the prior fiscal year.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses as a percentage of total revenue fell to 58.0% for fiscal year 2000 as compared to 63.1% in the prior fiscal year, a decrease of 9.2%. Selling, general, and administrative expenses increased $1.5 million on an increase in revenue of $4.3 million, an effective rate of 35%, which caused the overall decrease of 9.2%.

         OTHER EXPENSES. Interest, the primary component of other expenses, was unchanged for fiscal year 2000 from fiscal year 1999 at $0.5 million.

         TAXES. The Company recorded a provision for income taxes of $0.1 million in fiscal year 2000 while incurring a loss from continuing operations. This is due to the Company's inability to offset losses at certain foreign subsidiaries against income at other foreign subsidiaries. As of February 29, 2000, the Company has net operating loss carryforwards (NOLs) consisting of approximately $6.3 million for U.S. and $4.7 million for state. The Company has recorded a valuation allowance against these NOLs that are not anticipated to be utilized through normal operating results. During fiscal year 1999, the Company recorded a valuation allowance of $1.0 million related to these NOLs. The effective income tax rate (income taxes expressed as a percentage of pretax income), excluding the valuation allowance, was 39.0% for fiscal year 1999.

         FISCAL YEAR ENDED FEBRUARY 28, 1999 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1998

         REVENUE. Revenue for fiscal year 1999 decreased to $19.8 million compared to $20.1 million for fiscal year 1998, a decrease of $0.3 million, or 1.5%.

         EQUIPMENT REVENUE

         The following table summarizes the revenue generated from sales of equipment for the year ended February 28, 1999 and the comparable periods from the prior fiscal year.


                                              12 MONTHS ENDED       INCREASE/(DECREASE)
                                              ---------------       -------------------
                                           2/28/98      2/28/99        $           %
                                           -------      -------        -           -
                                              (in thousands, except percentage data)
     Transaction-processing Equipment...     $ 9,325      $ 7,122   $ (2,203)     (23.6)%
     Other Equipment....................          47          299        252      536.2 %
                                             -------      -------   --------

     Total Equipment Revenue............     $ 9,372      $ 7,421   $ (1,951)     (20.8)%
                                             =======      =======   ========


         Revenue from the sale of transaction-processing equipment decreased $2.2 million or 23.6% in 1999 compared to the prior year due to product market conditions.

         SERVICES REVENUE

         Revenue from information technology services increased to $7.6 million for the fiscal year 1999 from $4.5 million for fiscal year 1998, an increase of $3.1 million. This increase is due in part to $1.8 million of additional service revenue generated by ICM in fiscal 1999. The remainder of the increase is due to normal increases in service sales prices to pass on the higher cost of labor.

         SOFTWARE REVENUE

         The following table summarizes the revenue from software, which includes both initial license fees and software support fees, for the year ended February 28, 1999 and the comparable period from the prior fiscal year.


                                       TWELVE MONTHS ENDED     INCREASE/(DECREASE)
                                       -------------------     -------------------
                                      2/28/98      2/28/99        $           %
                                      -------      -------        -           -
                                         (in thousands, except percentage data)
Initial License Fees:
      Legacy Extension ............     $ 1,872      $ 1,850  $    (22)    (1.2)%
      E-commerce...................       2,077          108    (1,969)   (94.8)
      Other........................         359          617       258     71.9
                                        -------      -------  --------
Total Initial License Fees.........     $ 4,308      $ 2,575  $ (1,733)   (40.2)%
                                        =======      =======  ========

Software Support Fees:
      Legacy Transition............     $ 1,336      $   973  $   (363)   (27.2)%
      E-commerce...................          74           64       (10)   (13.5)
      Other........................         476        1,119       643    135.1
                                        -------      -------  --------
Total Software Support Fees........     $ 1,886      $ 2,156  $    270     14.3%
                                        =======      =======  ========

Total Software Revenue.............     $ 6,194      $ 4,731  $ (1,463)    23.6%
                                        =======      =======  ========


         Revenue generated from legacy extension systems was $2.8 million for fiscal year 1999 as compared to $3.2 million for the prior year. Legacy extension revenue by major product class is as follows.


                                           YEAR ENDED          INCREASE/(DECREASE)
                                           ----------          -------------------
                                      2/28/98      2/28/99        $           %
                                      -------      -------        -           -
                                         (in thousands, except percentage data)
UNIBOL36...........................     $ 2,370      $ 2,095     $ (275)   (11.6)%
UNIBOL400..........................         838          728       (110)   (13.1)%
                                        -------      -------     ------

Total Legacy Extension Revenue.....     $ 3,208      $ 2,823     $ (385)   (12.0)%
                                        =======      =======     ======


         The UNIBOL36 product is in a declining market as users of the IBM System 36 update their computer systems to more modern technology. The Company was able to slow the decline in UNIBOL36 product sales through marketing the product along with its year 2000 conversion tools and services and with the release of a version of UNIBOL36 which supports Microsoft NT.

         Sales of the UNIBOL400 product began to slow in the second half of the 1999 fiscal year as end-users were waiting for additional functionality and enhancements to the product. The Company completed those enhancements during the fourth quarter of fiscal year 1999 and did not generate substantial UNIBOL400 revenue until after that time.

         Revenue generated from e-commerce license fees was down in conjunction with the significant decrease in transaction processing equipment revenue. Revenue generated from other software sales consist primarily of vertical application software products. Revenues for these products vary depending on customer demands and product mix. The large increase in software support fees is a result of the Company's pricing structure for many of the vertical applications which have lower initial license fees supplemented by longer-term annual support fees, coupled with a number of new customers using these systems.

         INTERNATIONAL REVENUE. Revenue from international operations, principally in Ireland, increased to $9.4 million for the fiscal year ended February 28, 1999 from $7.0 million for the prior fiscal year, an increase of $2.4 million, or 34.3% due primarily to the acquisition of ICM which added $1.8 million to the 1999 total. Revenue from domestic operations decreased to $10.4 million for the fiscal year ended February 28, 1998 as compared to $13.1 million for the prior fiscal year, a decrease of $2.7 million, or 20.6% primarily due to decreasing transition processing equipment and e-commerce license fee revenues..

         GROSS PROFIT. The following tables summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the year ended February 28, 1999 and the comparable numbers for the prior fiscal year.


                                                          YEAR ENDED
                                           -----------------------------------------
                                                  2/28/98              2/28/99
                                                  -------              -------
                                            (in thousands, except percentage data)
                                               GROSS PROFIT         GROSS PROFIT
                                               ------------         ------------
                                                $          %          $         %
                                                -          -          -         -
 Equipment:
      Transaction-processing Equipment         $ 2,313      24.8     $ 1,341   18.8
      Other Equipment...............                 8      17.0         196   65.6
                                               -------      ----     -------   ----
 Total Equipment....................           $ 2,321      24.8     $ 1,537   20.7
                                               =======      ----     =======   ----

 Information Technology Services....           $ 3,695      81.3     $ 6,086   80.3
                                               =======               -------

 Software:
      Legacy Extension .............           $ 1,553      48.4     $ 1,237   43.8
      E-commerce....................             1,443      67.1          58   33.7
      Other.........................               577      69.1       1,073   61.8
                                               -------      ----     -------   ----
 Total Software.....................           $ 3,573      57.7       2,368   50.1
                                               =======      ----     =======   ----

 Total Gross Profit.................           $ 9,589      47.7     $ 9,991   50.5
                                               =======      ====     =======   ====

         Gross profit margins for equipment and services vary depending on customer demands and product mix. The types of equipment the Company sold in fiscal years 1999 and 1998 were generally commodity products. As a result, overall profit margins for equipment were declining. Information technology services gross profit margin remained flat year to year.

         Software profit margins decreased for fiscal year 1999 compared to the prior fiscal year. This decrease was due principally to relatively fixed amortization expense related to capitalized software development costs and declining revenues as described earlier. These margins were expected to improve in future periods as new or enhanced versions were released, the products began to gain market acceptance and licensing revenues increased.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. S,G&A as a percentage of total revenue was 63.1% for fiscal year 1999 compared to 52.4% in the prior fiscal year. In dollar terms, S,G & A increased 18.6% from $10.5 million in 1998 to $12.5 million in 1999. Revenues, however, declined slightly from 1998 to 1999, resulting in the increase as a percentage of revenue.

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

         OTHER EXPENSES. Interest, the primary component of other expenses increased from $263 thousand to $543 thousand as the Company borrowed against its working capital lines to fund operations.

         TAXES. During the fiscal year 1999, the Company recorded a valuation allowance of $1.0 million related to certain deferred tax assets that are not anticipated to be utilized through normal operating results. The effective income tax rate (income taxes expressed as a percentage of pretax income), excluding the valuation allowance, was 39.0% for fiscal year 1999. During fiscal 1998, the Company recorded a valuation allowance of $0.5 million related to certain deferred tax assets that were not anticipated to be utilized through normal operating results. The effective income tax rate for 1998 excluding this tax credit would have been approximately 30%.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company had approximately $3.3 million in cash and equivalents as compared to $1.4 million at February 28, 1999. The $1.9 million increase was primarily attributable to positive operating cash from continuing operations of $1.9 million. The net cash generated by the discontinued operations of $6.8 million effectively funded capital expenditures and software development efforts of $4.2 million, $0.3 million spent in the Continuum acquisition, reduction of debt of $1.0 million, purchase of treasury stock of $1.0 million, and exchange rate variances of $0.3 million.

As of May 31, 2000, the Company's cash balance had been reduced to $125,000, and the lines of credit had increased to $4.4 million from the $3.9 million outstanding at February 29, 2000. This use of cash in the first quarter was primarily attributable to the $2.4 million expended to redeem the preferred stock outstanding as of February 29, 2000, with the remainder absorbed by increasing working capital needs. Additionally, the Company's line of credit is fully utilized and matures June 30, 2000. Management is currently in discussions with the lender and believes these discussions will be successful in securing adequate financing through February 28, 2001. Additionally, the Company is currently exploring several financing alternatives to maintain liquidity and support continuing growth. Those alternative include combined debt and equity financing, short-term bridge loans from lenders with which the Company has prior experience, increases in the current lines of credit, and equipment financing as an alternative to capital expenditures. While there can be no assurance that any of these alternatives will be successful, Management is confident that it will secure the funding necessary to achieve its growth objectives. If Management is unsuccessful in its efforts to obtain necessary financing, the Company's operations could be severely and negatively impacted.

During fiscal 1999, to supplement operating cash flows, the Company issued 3,000 shares of Series A convertible preferred stock, netting $2.8 million.

         The Company generated negative operating cash flows from continuing operations of $2.9 million for fiscal year 1998, primarily as a result of an increase in accounts receivable of $5.5 million. The Company experienced a significant slow-down in the collection of receivables related to its transaction-processing and legacy extension business units, which resulted in the Company recording an increase in the allowance for doubtful accounts of $1.4 million. The Company changed its revenue recognition and collection procedures in light of this issue. The Company also experienced an increase in inventory of $1.7 million as a result of corresponding increases in the transaction-processing equipment inventory. As a result of significant increases in the sale of transaction-processing equipment, the Company saw the need to increase its inventory levels to provide a wider array of equipment to its customers. Additionally, the Company grew these inventory levels for the peak sales months of April through September. Transaction-processing equipment sales are somewhat seasonal due to retail establishments purchasing new systems during the summer months (the Company's first and second quarters) in order to implement those systems before the holiday buying season begins.

         During fiscal year 1998, in order to offset the declining operating cash flows, the Company obtained $1.0 million of short-term financing through a subordinated note payable. This note carried an interest rate of 12% and was paid in full in February 1999.

         The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. At February 29, 2000 the Company was in default of a covenant under its $3 million United States line of credit. Management is currently discussing this violation and believes such discussions will be successful in obtaining a waiver.

         Although the Company anticipates spending comparable amounts in the future on capital expenditures, the Company does not have any significant commitments to purchase capital equipment as of February 29, 2000.

         The Company received grants to fund research and development from the government of Northern Ireland of approximately $0.4 million for each of the fiscal years 1998, 1999 and 2000. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

           In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 was effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize specified costs and amortization of such costs. Adoption of this standard did not have a material effect on our capitalization policy.

           Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on March 1, 2001, to affect its financial statements.

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


---------------------------------------------------------------------------------------------------------------------
   PROJECT PHASE                     PROJECT % COMPLETED           COMPLETION                     COMMENTS
   -------------                     -------------------           ----------                     --------
---------------------------------------------------------------------------------------------------------------------
Awareness                                    100%                   Completed
---------------------------------------------------------------------------------------------------------------------
Identification                               100%                   Completed
---------------------------------------------------------------------------------------------------------------------
Impact Analysis                              100%                   Completed
---------------------------------------------------------------------------------------------------------------------
Risk Evaluation                              100%                   Completed         All significant suppliers have
                                                                                      been evaluated.
---------------------------------------------------------------------------------------------------------------------
Remediation                                  100%                   Completed         All critical systems are
                                                                                      completed..
---------------------------------------------------------------------------------------------------------------------
Testing                                      100%                   Completed         Secondary tests for critical
                                                                                      systems completed.
---------------------------------------------------------------------------------------------------------------------
Contingency Plan                             100%                   Completed         Implemented.
---------------------------------------------------------------------------------------------------------------------
Overall Completion                           100%                   Completed         Implemented and completed on
Estimate                                                                              schedule.
---------------------------------------------------------------------------------------------------------------------

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

DEPENDENCE ON FOREIGN SALES

         Any reduction of our international business could significantly affect our revenues. Our revenues from international operations represented from one-third to one-half of our total revenues for fiscal years 1998 through 2000. We expect that our international operations will continue to account for a significant percentage of our total revenues. Certain risks are inherent in international operations, including (1) unexpected changes in regulatory requirements, (2) currency exchange rate fluctuations, (3) changes in trade policy or tariff regulations, (4) customs matters, (5) longer payment cycles,
(6) higher
tax rates, (7) additional tax withholding requirements, (8) difficulty in enforcing agreements, (9) intellectual property protection difficulties, (10) foreign collection problems, and (11) military, political and transportation obstacles. In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. Our revenues and expenses are generally denominated in corresponding currencies. As a result, to date we have not hedged against foreign currency exchange rate risks. In the future; however, we may implement hedging techniques with respect to foreign currency transactions. Nevertheless, such hedging activities cannot assure that we could successfully protect ourselves against foreign currency exchange losses or against other international sales risks such as exchange limitations, price controls or other foreign currency restrictions.

SUCCESS DEPENDENT ON ABILITY TO ADJUST TO RAPID TECHNOLOGICAL CHANGE AND INTRODUCTION OF NEW PRODUCTS AND SERVICES

         The information technology industry is characterized by rapid technological advances, numerous changes in customer requirements and frequent new product introductions and enhancements, which could disrupt our services business and render our products obsolete. Our future success will depend in large part on our ability to anticipate and respond to such advances, changes and new product introductions. Our failure to respond could have a material adverse effect on our competitive position and results of operations. In addition, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to perform as expected. Many of our software products, including certain e- commerce products and UNIBOL400, have yet to achieve a substantial installed user base. We cannot be certain that these products will ever achieve a substantial market acceptance or user base. Our growth strategy includes using our current business relationships to generate additional revenue by providing other products and services to these clients.

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

DISTRIBUTION OF MANAGEMENT OF OVERSEAS OPERATIONS

         Any significant disruption in the management of our international operations could have a material adverse effect on our business, results of operations and financial condition. Our headquarters and administrative offices are located in Atlanta, Georgia; however, as of May 31, 2000, approximately 133 of our 220 employees work in our international facilities. This geographical distance, as well as the time-zone difference, can isolate management from operational issues, delay communications and require devotion of a significant amount of time, effort and expense to international travel. In the future, we may face significant management demands associated with our international operations.

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

UNCERTAINTY OF FUTURE RESULTS

         It is difficult to accurately forecast revenues from our software products and services because of (1) the evolving product lifecycle of the UNIBOL36 product, (2) the recent introductions of the UNIBOL400 product and (3) the recent acquisitions of our retail e-business companies. In addition, although our service revenues are more predictable than our product revenues, unexpected variations in job pricing and complexity could have an adverse effect on the profitability of customer service projects. We base our expense levels, which are relatively fixed in the short term, in significant part on our expectations of future product revenues and service demands. If demand for our products and services is below expectations, our results of operations could be adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international revenues, which accounted for 39% of the Company's total revenues in 2000 are concentrated in the United Kingdom. The Company manages its exposure to changes in foreign currency exchange rates by entering into revenue and expense transactions in corresponding currencies. As a result, today the Company has not hedged against foreign currency exchange risk.

         The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of February 29, 2000, 28.5% of the Company's total debt was in fixed-rate instruments; however, the Company has a revolving line of credit that provides for borrowings by the Company of up to $4.3 million. The borrowings bear interest at a variable rate of the UK bank's base lending rate plus 1.75% or the 30 day commercial paper rate plus 3.0%. If the Company were to borrow all of the $3 million of the revolving line of credit and the $1.3 million of foreign lines of credit, 27.1% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of February 29, 2000, the average maturity of the Company's short-term investments was less than one month.

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

Effective March 23, 2000, UniComp, Inc. (the "Company") replaced its independent auditors, Arthur Andersen L.L.P. ("Arthur Andersen") with BDO Seidman, LLP ("BDO Seidman"). Arthur Andersen's report on UniComp's financial statements for the fiscal years ended February 28, 1998 and 1999, contained no adverse opinions or a disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Board of Directors.

During the fiscal years ended February 28, 1998 and 1999, there were no disagreements between the Company and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

None of the "reportable events" described in Item 304 (a)(1)(v) of Regulation S-K occurred with respect to the Company during the fiscal years ended February 28, 1998 and 1999.

The Company has requested Arthur Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter dated, March 27, 2000, is filed as Exhibit
16.1 to this Form 10-K.

During the fiscal years ended February 28, 1998 and 1999 and the subsequent interim period to the date hereof, the Company did not consult BDO Seidman regarding any of the matters or events set forth in Item 304 (a)(2)(I) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's directors and executive officers are as follows:


NAME                           AGE    POSITION
----                           ---    --------
Stephen A. Hafer...........    52     Chairman of the Board, President and Chief
                                      Executive Officer

J. Patrick Henry...........    47     President of Unibol, Inc. and Director

Nelson J. Millar...........    63     Director

Thomas Zimmerer............    59     Director


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of the Form 10-K

(1)      FINANCIAL STATEMENTS

             Reports of Independent Public Accountants
             Consolidated Balance Sheets as of February 29, 2000 and
               February 28, 1999
             Consolidated Statements of Operations for the years ended
               February 29, 2000, February 28, 1999, and February 28, 1998
             Consolidated Statements of Stockholders' Equity for the years ended February 29, 2000 February 28, 1999, and February 28, 1998
             Consolidated Statements of Cash Flow for the years ended
               February 29, 2000, February 28, 1999, and February 28, 1998
             Notes to Consolidated Financial Statements

(2)      FINANCIAL STATEMENT SCHEDULE

                  Schedule II  -  Valuation and qualifying accounts

         All other schedules have been omitted as the required information is not applicable, the amounts are not significant or the information is set forth in the consolidated financial statements or the notes thereto.

(3)  EXHIBITS:

Exhibits   Description
---------- ---------------------------------------------------------------------

2.1 Stock Purchase Agreement between the Registrant and Eurodis Electron Plc, dated February 20, 1997 (previously filed with Form 8-K on March 6, 1997 and incorporated herein by reference)
2.2 Agreement for the Sale and Purchase of Certain Assets and the Goodwill of Aurora UniComp Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.
3.1 Articles of Incorporation of the Registrant (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D) and incorporated herein by reference)
3.2 Amendment to Articles of Incorporation changing the Registrant's name from Liberty Ventures, Ltd. To UniComp, Inc. (previously filed with Form S-18, filed April 15, 1986 (Reg. No. 33-04906-D) and incorporated herein by reference)
3.3 Amended and Restated Bylaws of the Registrant (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
3.4 UniComp, Inc. Articles of Amendment to the Articles of Incorporation, previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
4.1 UniComp, Inc. Articles of Amendment to the Articles of Incorporation, filed herewith as Exhibit 3.1, previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
4.2 The Cruttenden Roth Bridge Fund, LLC Warrant, previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
4.3 Advantage Fund II Ltd. Warrant, previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
4.4 Subscription Agreement dated as of October 7, 1998 by and between UniComp, Inc. and Advantage Fund II Ltd., previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
4.5 Registration Rights Agreement dated as of October 7, 1998 by and between UniComp, Inc. and Advantage Fund II ltd., previously filed with the August 31, 1998 Form 10-Q and incorporated herein by reference.
10.1 End-User Purchase Agreement between the Registrant and Hewlett-Packard dated October 25, 1994 (previously filed with Form 10-K/A amendment no. 2 for the fiscal year ended February 28, 1994 and incorporated herein by reference)
10.2 Business Partner Agreement between the Registrant and IBM dated March 1, 1994 (previously filed with Form 10-K/A amendment no. 2 for the fiscal year ended February 28, 1994 and incorporated herein by reference)
10.3 Agreement between the Registrant and Siemens Nixdorf dated January 3, 1995 (previously filed with Form 10-K for the fiscal year ended February 28, 1995 and incorporated herein by reference)
10.4 Agreement for Sale of a Business between the Registrant and Euro Software Limited dated September 25, 1995 for the acquisition of the assets of Advec Limited (previously filed with Form 10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)
10.5 Offshore Warrant Agreement between the Registrant and First Bermuda Securities, Ltd. Dated December 20, 1995 (previously filed with Form 10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)
10.6 Form of 7% Convertible Promissory Notes dated December 20, 1995 issued by the Registrant to certain offshore investors (previously filed with Form 10-K for the fiscal year ended February 29, 1996 and incorporated herein by reference)
10.7 Stock Purchase Agreement between the Registrant and Smoky Mountain Technologies, Inc., dated April 16, 1996 (previously filed with Form 8-K dated May 1, 1996, as amended, and incorporated herein by reference)
10.8 Employment Agreements, dated April 16, 1996 between the Registrant and each of B. Michael Wilson and George Gruber, (previously filed with Form 8-K dated May 1, 1996, as amended, and incorporated herein by reference)
10.9 Form of Indemnification Agreement used between the Registrant and members of the Board of Directors and executive officers of the Registrant (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
10.10 Agreement between Smoky Mountain Technologies, Inc. and the Atalla Division of Tandem, Inc. dated October 30, 1996 (previously filed with Form S-1, dated September 18, 1996, as amended, (Reg. No. 333-12209) and incorporated herein by reference)
10.12 Agreement and Plan of Reorganization By and Among UniComp, Inc., Smoky Mountain Technologies, Inc., Novatek Corporation, its Shareholders, Sun and Sky Development Corp. and its Shareholders (previously filed with Form 8-K dated November 29, 1997 and incorporated herein by reference)

10.13 Stock Repurchase Agreement by and among the Company, The Governor and Company of the Bank of Ireland, DCC Business Expansion Fund Limited, Smurfit Venture Investments Limited and Enterprise Ireland dated December 18, 1998 and previously filed with the November 30, 1998 Form 10-Q and incorporated herein by reference.
16.1 Letters of Coopers & Lybrand and Arthur Andersen LLP re: Change in Certified Public Accountants (previously filed with Forms 8-K dated February 27, 1998 and March 29, 2000, respectively.)
21.1       Subsidiaries of the Registrant
23.1       Consent of Independent Accountants
27.1       Financial Data Schedule (for SEC use only)
99.1       Loan Agreement by and between Aurora SX3 Limited and UniComp Holdings
           (UK) Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.
99.2 Mortgage by and between UniComp Holdings (UK) Limited and Aurora SX3 Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.
99.3 Fixed and Floating Charge and Debenture by and between ICS UniComp Limited, Unibol Limited, ICS Computing Group Limited, Aurora UniComp Limited, and Aurora SX3 Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.
99.4 Guarantee and Indemnity by and between UniComp, Inc., ICS UniComp Limited, Unibol Limited, ICS Computing Group Limited, Aurora UniComp, Limited, and Aurora SX3 Limited, dated December 17, 1998, previously filed with the Form 8-K on January 4, 1999.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on December 15, 1999, relating to the sale of assets of the Company's subsidiary ICS UniComp Limited.

         The Company filed a report on Form 8-K on March 29, 2000 relating to the change in the Company's certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marietta, State of Georgia, on the 13th day of June, 2000.

                                    UNICOMP, INC.

                                    By:  /s/ HUGH MOORE
                                         ---------------------------------------
                                         Hugh Moore
                                         Vice President of Finance
                                         Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 13th day of June, 2000.


   SIGNATURE                                             TITLE
   ---------                                             -----

 /s/ STEPHEN A. HAFER       Chairman of the Board, President and Chief Executive
-------------------------
Stephen A. Hafer            Officer (Principal Executive Officer)

/s/ J. PATRICK HENRY        Director
-------------------------
J. Patrick Henry

/s/ NELSON J. MILLAR        Director
-------------------------
Nelson J. Millar

/s/ THOMAS ZIMMERER         Director
-------------------------
Thomas Zimmerer

                         UNICOMP, INC. AND SUBSIDIARIES


                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998



                                TABLE OF CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of February 29, 2000 and February 28,
         1999

         Consolidated Statements of Operations for the Years Ended February 29, 2000 and February 28, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended February 29, 2000 and February 28, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended February 29, 2000 and February 28, 1999 and 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

SCHEDULE SUPPORTING CONSOLIDATED FINANCIAL STATEMENTS

         Schedule II: Valuation and Qualifying Accounts for the Years Ended February 29, 2000 and February 28, 1999 and 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
UniComp, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of UNICOMP, INC. AND SUBSIDIARIES as of February 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the accompanying schedule of valuation and qualifying accounts as of and for the year ended February 29, 2000. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniComp, Inc. and subsidiaries as of February 29, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Also, in our opinion the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Atlanta, Georgia
June 7, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To UniComp, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of UNICOMP, INC. (a Colorado corporation) AND SUBSIDIARIES as of February 28, 1999 and the related consolidated statements of operations, stockholders equity, and cash flows for the years ended February 28, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UniComp, Inc. and subsidiaries as of February 28, 1999 and the results of their operations and their cash flows for the years ended February 28, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

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


Arthur Andersen LLP
Atlanta, Georgia
June 9, 1999 (except with respect
  to the matters regarding the discontinued operations of ICS UniComp Limited discussed in Note 3, for which the date is June 12, 2000)

                         UNICOMP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                     ASSETS

                                                                                           2000           1999
                                                                                           ----           ----
CURRENT ASSETS:
    Cash and cash equivalents                                                               $ 3,288       $  1,400
    Accounts and other receivables:
       Trade, net of allowance of $322 and $800                                               5,185          5,255
       Other receivables                                                                        333            427
    Inventories                                                                               3,429          3,261
    Prepaid expenses and other                                                                  880            876
                                                                                            -------       --------
              Total current assets                                                           13,115         11,219
                                                                                            -------       --------
PROPERTY AND EQUIPMENT, NET                                                                   4,147          2,240
                                                                                            -------       --------
OTHER ASSETS:
    Acquired and developed software, net of accumulated amortization of $8,974
       and $6,631                                                                             6,895          5,678
    Goodwill and other intangibles, net of accumulated amortization of $1,138 and
       $489                                                                                   3,892          2,454
    Prepaid pension                                                                             695            602
    Note receivable from officer/director                                                       525            525
    Other                                                                                       629          1,159
    Net assets of discontinued operations                                                       104          2,818
                                                                                            -------       --------
              Total other assets                                                             12,740         13,236
                                                                                            -------       --------
              Total assets                                                                  $30,002        $26,695
                                                                                            =======       ========

                   See the accompanying notes to consolidated
                        financial statements and schedule.

                         UNICOMP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           2000           1999
                                                                                           ----           ----
CURRENT  LIABILITIES
    Accounts payable                                                                       $  2,155       $  2,105
    Accrued expenses                                                                            884          1,455
    Deferred revenue                                                                            816          1,210
    Taxes payable                                                                               588            158
    Lines of credit                                                                           3,931          3,205
    Other                                                                                       235              -
    Current portion of notes payable                                                            561            997
                                                                                          ---------      ---------
              Total current liabilities                                                       9,170          9,130

    Notes payable                                                                             2,664          1,069
    Deferred income taxes                                                                       525            525
    Other                                                                                       325            163
                                                                                          ---------      ---------
              Total liabilities                                                              12,684         10,887
                                                                                          ---------      ---------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 authorized, 1 and 3 issued and
       outstanding, respectively                                                              1,045          2,800
    Common stock; $.01 par value, 100,000 authorized, 8,918 and  7,965 issued,
       respectively                                                                              89             80
    Common stock issuable                                                                       210              -
    Additional contributed capital                                                           17,920         15,810
    Retained earnings (deficit)                                                               1,624           (697)
                                                                                          ---------      ---------
                                                                                             20,888         17,993
    Less treasury stock                                                                      (3,115)        (2,052)
    Cumulative translation adjustment                                                          (455)          (133)
                                                                                          ---------      ---------
              Total stockholders' equity                                                     17,318         15,808
                                                                                          ---------      ---------
                                                                                            $30,002        $26,695
                                                                                          =========      =========

                   See the accompanying notes to consolidated
                       financial statements and schedule.

                         UNICOMP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          2000     1999     1998
                                                                                        -------  -------   ------
REVENUE:
   Equipment                                                                            $11,017   $7,421   $ 9,372
   Services                                                                               6,032    7,641     4,546
   Software                                                                               7,062    4,731     6,194
                                                                                        -------   ------   -------
            Total revenue                                                                24,111   19,793    20,112
                                                                                        -------   ------   -------
COST OF SALES:
   Equipment                                                                              7,329    5,884     7,051
   Services                                                                               1,026    1,555       851
   Software                                                                               2,598    2,363     2,621
                                                                                        -------   ------   -------
            Total cost of sales                                                          10,953    9,802    10,523
                                                                                        -------   ------   -------
GROSS PROFIT                                                                             13,158    9,991     9,589
                                                                                        -------   ------   -------
SELLING, GENERAL, AND ADMINISTRATIVE                                                     13,988   12,490    10,531

ACQUISITION-RELATED CHARGES                                                                   -        -     1,085
                                                                                        -------   ------   -------
            Total operating expenses                                                     13,988   12,490    11,616
                                                                                        -------   ------   -------
OPERATING LOSS                                                                             (830)  (2,499)   (2,027)
                                                                                        -------   ------   -------
 OTHER:
   Other, net                                                                               148      377         6
   Interest, net                                                                            509      543       263
                                                                                        -------   ------   -------
            Other expense, net                                                              657      920       269
                                                                                        -------   ------   -------
LOSS  FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                     (1,487)  (3,419)   (2,296)

INCOME TAXES (BENEFIT)                                                                      129     (319)     (198)
                                                                                        -------   ------   -------
LOSS FROM CONTINUING OPERATIONS                                                          (1,616)  (3,100)   (2,098)

DISCONTINUED OPERATIONS:
   Income  from operations, less provision for income taxes                                 868      911     1,315
   Gain on disposal, net of taxes                                                         3,207      821         -
                                                                                        -------   ------   -------
NET INCOME (LOSS)                                                                         2,459   (1,368)     (783)

PREFERRED STOCK DIVIDENDS AND ACCRETION                                                     138      443         -
                                                                                        -------   ------   -------

NET INCOME (LOSS ) AVAILABLE TO COMMON SHAREHOLDERS                                      $2,321  $(1,811)    $(783)
                                                                                        =======   ======   =======
BASIC (LOSS) EARNINGS PER COMMON SHARE:
   Loss from continuing operations                                                       $(0.23)  $(0.45)   $(0.27)
   Discontinued operations:
      Income from operations                                                               0.12     0.11      0.17
      Gain on disposal                                                                     0.42     0.11      0.00
                                                                                        -------   ------   -------
                                                                                         $ 0.31   $(0.23)   $(0.10)
                                                                                        =======   ======   =======
DILUTED (LOSS) EARNINGS PER COMMON SHARE:

   Loss from continuing operations                                                       $(0.23)  $(0.45)   $(0.27)
   Discontinued operations:
      Income from operations                                                               0.12     0.11      0.17
      Gain on disposal                                                                     0.40     0.11      0.00
                                                                                        -------   ------   -------
                                                                                         $ 0.29   $(0.23)   $(0.10)
                                                                                        =======   ======   =======

WEIGHTED AVERAGE SHARES - BASIC                                                           7,557    7,802     7,727
                                                                                        =======   ======   =======

WEIGHTED AVERAGE SHARES ASSUMING DILUTION                                                 8,007    7,802     7,727
                                                                                        =======   ======   =======

                     See the accompanying notes to consolidated
                         financial statements and schedule.

                         UNICOMP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

                  (In Thousands, Except Preferred Stock Shares)

                                                  PREFERRED STOCK        COMMON STOCK
                                                 ------------------     ----------------
                                                  NUMBER                 NUMBER
                                                OF SHARES  AMOUNT       OF SHARES  AMOUNT
                                                ---------  ------       ---------  -------
BALANCE, FEBRUARY 28, 1997                             0   $     0      7,677     $   77

   Net loss from Novatek's two months ended
      February 28, 1997                                0         0          0          0
   Net loss                                            0         0          0          0
   Options and warrants exercised                      0         0        181          2
   Stock issued for acquisition of ICM                 0         0        107          1
   Change in cumulative translation                    0         0          0          0
      adjustment
                                                  ------    ------      -----      -----
BALANCE, FEBRUARY 28, 1998                             0         0      7,965         80

   Net loss                                            0         0          0          0
   Options and warrants exercised                      0         0          0          0
   Issuance of warrants in connection with             0         0          0          0
      debt financing
   Issuance of preferred stock                     3,000     2,357          0          0
   Preferred stock dividends                           0         0          0          0
   Preferred stock accretion                           0       443          0          0
   Treasury stock purchased                            0         0          0          0
   Change in cumulative translation                    0         0          0          0
      adjustment
                                                  ------    ------      -----      -----
BALANCE, FEBRUARY 28, 1999                         3,000     2,800      7,965         80
   Net Income
      Stock issued for acquisition of                                     139          1
      Continuum
   Common stock issuable
   Options exercised                                                       55          1
   Preferred stock conversion                     (1,880)   (1,755)       759          7
   Preferred stock dividends
   Treasury stock purchased/net
   Changes in cumulative translation
    adjustment
                                                  ------    ------     ------     ------
BALANCE, FEBRUARY 29, 2000                         1,120    $1,045      8,918        $89
                                                  ======    ======     ======     ======

                                                  COMMON       ADDITIONAL   RETAINED                    CUMULATIVE     COMPRE-
                                                   STOCK       CONTRIBUTED  EARNINGS     TREASURY       TRANSLATION    HENSIVE
                                                  ISSUABLE       CAPITAL    (DEFICIT)     STOCK         ADJUSTMENT     INCOME
                                                  --------     -----------  ---------   ---------      ------------   --------
BALANCE, FEBRUARY 28, 1997                        $      0      $  13,117   $  2,042    $   (609)        $   (162)    $      0

   Net loss from Novatek's two months ended
      February 28, 1997                                  0               0        (67)          0                0            0
   Net loss                                              0               0       (783)          0                0         (783)
   Options and warrants exercised                        0           1,459          0         403                0            0
   Stock issued for acquisition of ICM                   0             755          0           0                0            0
   Change in cumulative translation                      0               0          0           0               58           58
      adjustment
                                                 ---------        --------    -------    ---------         --------    ---------
BALANCE, FEBRUARY 28, 1998                               0          15,331      1,192        (206)            (104)        (725)
                                                                                                                       =========

   Net loss                                              0               0     (1,368)          0                0       (1,368)
   Options and warrants exercised                        0               0        (18)         58                0            0
   Issuance of warrants in connection with               0              36          0           0                0            0
      debt financing
   Issuance of preferred stock                           0             443          0           0                0            0
   Preferred stock dividends                             0               0        (60)          0                0            0
   Preferred stock accretion                             0               0       (443)          0                0            0
   Treasury stock purchased                              0               0          0      (1,904)               0            0
   Change in cumulative translation adjustment           0               0          0           0              (29)         (29)
                                                 ---------        --------    -------    ---------         --------    ---------
BALANCE, FEBRUARY 28, 1999                               0          15,810       (697)     (2,052)            (133)    ($ 1,397)
                                                                                                                       =========

   Net Income                                            0                      2,459                                     2,459
   Stock issued for acquisition of                       0             365                                                    0
      Continuum
   Common stock issuable                               210                                                                    0
   Options exercised                                     0                                                                    0
   Preferred stock conversion                            0           1,745                                                    0
   Preferred stock dividends                                                     (138)                                        0
   Treasury stock purchased/net                                                            (1,036)                            0
   Changes in cumulative translation
     adjustment                                          0                                                    (322)        (322)
                                                 ---------        --------    -------    ---------         --------    ---------
BALANCE, FEBRUARY 29, 2000                         $   210         $17,920     $1,624     $(3,115)           $(455)    $   2,137
                                                 ---------        --------    -------    ---------         --------    ---------

                   See the accompanying notes to consolidated
                       financial statements and schedule.

                         UNICOMP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

                                                                                       2000      1999      1998
                                                                                    -------      -----     -----
OPERATING ACTIVITIES:
  Net loss from continuing operations                                                $(1,616)   $(3,100) $(2,098)
  Adjustments to reconcile net loss to cash provided
    (used) by operating activities
  Depreciation and amortization                                                        3,782      3,160    2,622
  Issuance of warrants                                                                     -         36        0
  Allowance for doubtful accounts                                                        209        594    1,454
  Reserve for inventory obsolescence                                                     193        293       23
  Deferred income taxes                                                                    -         80       22
  Gain of disposition of joint venture                                                   (40)         -        -
  Changes in current assets and liabilities net acquired business:
       Accounts and other receivables                                                    413        872   (5,480)
       Inventory                                                                         375       (708)  (1,730)
       Prepaid expenses                                                                 (120)      (225)    (211)
       Accounts payable                                                               (1,035)      (796)   1,650
       Accrued expenses                                                                 (174)      (969)     839
       Deferred revenue                                                                 (394)      (460)     527
       Taxes payable                                                                     430       (474)      63
       Other                                                                            (123)      (774)    (551)
                                                                                      ------     ------   ------
Cash provided (used) by continuing operations                                          1,900     (2,471)  (2,870)

  Income from discontinued operations                                                    868        911    1,315
  Gain on sale of discontinued operations                                             (3,207)      (821)       -
  Cash provided (used) by discontinued operations                                      1,574     (1,156)    (364)
                                                                                      ------     ------   ------
         Net cash provided (used) by operating activities                              1,135     (3,537)  (1,919)
                                                                                      ------     ------   ------
INVESTING ACTIVITIES:
   Payment received on note for sale of joint venture                                    120          -        -
   Proceeds from disposition of joint venture                                             10          -        -
   Capital expenditures                                                                 (594)      (680)  (1,036)
   Purchase of acquired businesses                                                      (259)       (91)       0
   Acquired and developed software                                                    (3,593)    (2,279)  (2,272)
   Cash received from sale of discontinued operations                                  7,554      5,980        -
                                                                                      ------     ------   ------
         Net cash provided (used) by investing activities                              3,238      2,930   (3,308)
                                                                                      ------     ------   ------
FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net                                          -      2,800        -
   Payment of preferred stock dividends                                                 (138)       (53)       -
   Payments on debt                                                                   (2,435)    (6,213)  (1,201)
   Proceeds from borrowing                                                             1,484      3,572    3,429
   Issuance of common stock, net                                                           -         40    1,868
   Receivables from related party                                                          -       (135)   1,204
   Purchase of treasury stock                                                         (1,059)    (1,904)       0
                                                                                      ------     ------   ------
       Net cash (used) provided by financing activities                               (2,148)    (1,893)   5,300
                                                                                      ------     ------   ------
NET CHANGE IN CASH                                                                     2,225     (2,500)      73

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (337)        (4)      21
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           1,400      3,904    3,810
                                                                                      ------     ------   ------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $3,288     $1,400   $3,904
                                                                                      ======     ======   ======
CASH PAID FOR INTEREST                                                                $  509     $  688   $  766
                                                                                      ======     ======   ======
CASH PAID FOR TAXES                                                                   $  200     $  393   $  358
                                                                                      ======     ======   ======

                   See the accompanying notes to consolidated
                       financial statements and schedule.

                         UNICOMP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

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

      Revenue from the sale of the Company's software products, the resale of third-party software products, and the sale of computer equipment is recognized upon delivery, customer acceptance, fulfillment of significant vendor obligations, if any, and determination that collectibility is probable. Revenue related to sales which impose significant vendor obligations on the Company is deferred until those obligations are satisfied. Revenue from postcontract customer support is recognized ratably over the life of the contract. Revenue relating to transactions with resellers is recognized upon delivery of the product to the end user, unless the Company receives nonrefundable payments up front from the reseller.

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

      FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      All assets and liabilities on the balance sheet of a foreign subsidiary whose functional currency is other than the United States dollar are translated at the period-end currency exchange rate. Statement of operations items are translated at the average currency exchange rate for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity and are not included in determining net income. Transaction gains and losses are included in the results of operations in the period in which they occur.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. At times, cash in bank deposits may exceed the federally insured limits. The Company has not experienced and does not anticipate any losses from such accounts.

      INVENTORY

      Inventory consists primarily of computer equipment and transaction-processing equipment available for resale. Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Components of inventory as of February 29, 2000 and February 28, 1999 are as follows (in thousands):

                                                        2000             1999
                                                        ----             ----
              Computer equipment                   $   2,172         $    664
              Transaction-processing equipment         1,766            2,913
              Reserve for obsolescence                  (509)            (316)
                                                   ---------         ---------
                                                   $   3,429         $  3,261
                                                   =========         =========
      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are depreciated over the life of the related lease.

      The components of property and equipment as of February 29, 2000 and February 28, 1999 are as follows (in thousands):

                                                                   Estimated
                                                                     Useful
                                                                      Life
                                                                    (Years)          2000         1999
                                                                   ----------        ------       -----
              Buildings                                             30 to 50         $2,085        $ 775
              Land                                                       N/A            710           70
              Leasehold improvements                                 5 to 10            483          528
              Computer software                                            3            364          325
              Furniture, fixtures, and equipment                      3 to 5          3,446        2,675
              Vehicles                                                2 to 4            121          112
                                                                                    -------       -------
                                                                                      7,209        4,485
              Less accumulated depreciation                                          (3,062)      (2,245)
                                                                                    -------       -------
                                                                                     $4,147       $2,240
                                                                                    =======       =======

      Depreciation charged to expense was $0.8 million, $0.7 million, and $0.6 million for fiscal years 2000, 1999, and 1998, respectively.

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

      Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, benefits, computer usage, and an allocation of depreciation, facilities, and other direct allocable costs, among others. All research and development costs incurred prior to the establishment of technological feasibility and subsequent to the product becoming generally available have been expensed in the period in which they were incurred. Product enhancements are improvements to an existing product that are intended to extend the life or significantly improve the marketability of the original product. Costs incurred for product enhancements are charged to expense as research and development until technological feasibility of the enhancement has been established. Total research and development costs which were expensed as they were incurred totaled $1.0 million, $1.2 million, and $.9 million for fiscal years 2000, 1999, and 1998, respectively.

      The Company capitalized software development costs of $3.6 million, $2.5 million, and $2.3 million during fiscal years 2000, 1999, and 1998, respectively, with amortization expense of $2.3 million, $2.5 million, and $2.0 million during the same periods. Capitalized software costs are net of amounts reimbursed by Northern Ireland government grants of $.4 million, $.3 million, and $.4 million in fiscal years 2000, 1999, and 1998, respectively.

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

      The Company amortizes goodwill on a straight-line basis over an estimated life of up to ten years for goodwill related to computer hardware and service company acquisitions and five to seven years for goodwill related to software company acquisitions. The Company believes that these lives appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Other identifiable intangible assets are amortized on a straight-line basis over their estimated period of benefit ranging from three to ten years. Amortization charged to expense was $.6 million, $.4 million, and $.2 million for fiscal years 2000, 1999, and 1998, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable, short-term notes receivable, accounts payable, and lines of credit, at February 29, 2000 and February 28, 1999 approximate fair value because of the short-term maturity of these instruments. The carrying value of the Company's long-term debt and notes receivable approximates fair value at February 29, 2000 and February 28, 1999 based on market rates for similar issues.

      INCOME TAXES

      The provision for income taxes and the corresponding balance sheet accounts are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property and equipment, intangible assets, and capitalized software development costs. No deferred tax liability has been recognized relating to taxable temporary differences attributable to the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries due to the fact that the foreign earnings are not expected to be repatriated into the United States. The determination of the amount of such liability is not practical.

      ADVERTISING

      The Company expenses advertising and marketing costs as incurred. The costs of sales brochures are capitalized as prepaid supplies and expensed as used. Advertising and marketing costs were $.8 million, $.6 million, and $.4 million during fiscal years 2000, 1999, and 1998, respectively.

      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

      The calculation and presentation of earnings (loss) per share are in accordance with SFAS No. 128 "Earnings Per Share." Basic earnings (loss) per share are based on the weighted average number of shares outstanding. Diluted earnings (loss) per share are based on the weighted average number of shares outstanding and the dilutive effect of the stock options and warrants outstanding (using the treasury stock method) and the conversion of preferred stock (using the if-converted method). For the Company, the numerator is the same for both basic and diluted EPS calculations. The following is a reconciliation of the denominator used in the calculation (in thousands):

                                                                           2000        1999        1998
                                                                          ------      ------      ------
              Weighted average shares - basic                              7,557       7,802       7,727
              Dilutive effect of stock options and warrants
                  outstanding                                                194           -           -
              Dilutive effect of the conversion of preferred stock
                                                                             256           -           -
                                                                          ------      ------      ------
              Weighted average shares - dilutive                           8,007       7,802       7,727
                                                                          ======      ======      ======

      Options and warrants to purchase 425,001 shares of common stock at a weighted average price of $7.09 per share for fiscal year 2000 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options and warrants outstanding for fiscal years 1999 and 1998 and the potential conversion of preferred stock in fiscal year 1999 were excluded from the calculation of diluted earnings per share due to the net loss for those periods.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 was effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize specified costs and amortization of such costs. Adoption of this standard did not have a material effect on our capitalization policy.

      Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on March 1, 2001, to affect its financial statements.

2.    MANAGEMENT'S PLANS REGARDING OPERATIONS

      The Company has suffered recurring losses from operations for the three years ended February 29, 2000. Management believes that through its strategic restructing efforts, including the disposition of its IT consulting operation, ICS, and hardware sales subsidiary, Aurora, and the acquisition of Continuum, it is now positioned to take advantage of the rapid growth in demand for retail e-business solutions while continuing to pursue opportunities in the legacy extension and vertical application software niches it now occupies. Fiscal 2000 resulted in increased revenues and a shrinking loss from continuing operations. Although there can be no assurances Management expects this trend to continue and accelerate in fiscal 2001 and beyond.

      The Company, subsequent to February 29, 2000 is experiencing cash flow difficulties, primarily due to the redemption of preferred stock in March 2000 (See Note 10). The Company's line-of-credit is fully utilized and matures June 30, 2000. Management is currently in discussions with the lender and believes these discussions will be successful in securing adequate financing through February 28, 2001. Additionally, management is seeking other sources of equity and debt financing necessary to provide adequate working capital and to finance the Company's strategic plan discussed above. While there can be no assurances, management believes these measures will be successful. If Management is unsuccessful in its efforts to obtain necessary financing, the Company's operations could be severely and negatively impacted.

3.    DISCONTINUED OPERATIONS

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

      Revenues of Aurora were $19.5 million and $24 million, in fiscal years 1999 and 1998, respectively.

      On December 1, 1999, the Company completed the sale of certain assets of the Company's Northern Ireland subsidiary, ICS UniComp Limited ("ICS UniComp") to ZEC Limited. ICS UniComp was an information technology service provider. Consideration consisted of $8.4 million in cash, $.9 million of which was received after year-end following final calculation of the purchase price. The assets disposed of included, but were not limited to, plant and machinery and motor vehicles, computer and office equipment furniture, premises, tradename, and intellectual property rights. Accounts receivable, accounts payable, and all other liabilities as of December 1, 1999 were retained by ICS UniComp. ICS UniComp was one of the ICS Computing Group subsidiaries acquired in 1993.

      Revenues of ICS UniComp were $7.9 million, $9.8 million, and $7.9 million in fiscal years 2000, 1999, and 1998, respectively. ICS UniComp was charged management fees, which eliminate in consolidation, of $.1 million and $.1 million for the years ended February 28, 1999 and 1998 by the Company's corporate office. The provisions for income taxes recorded by ICS against income from operations were $0.1 million, $0.5 million and $0.5 million in fiscal years 2000, 1999, and 1998. Tax of $2.0 million was netted against the gain on disposal. The results of operations of ICS UniComp and all other discontinued operations have been excluded from the Company's continuing operations in all periods presented. A summary of the net assets of ICS UniComp, which have been reflected separately in the consolidated balance sheets as of February 29, 2000 and February 28, 1999, is as follows (in thousands):

                                                                            2000              1999
                                                                            ----              ----
                       Current assets                                      $1,384           $2,603
                       Property and equipment, net                              -            1,371
                       Other assets                                           631            1,738
                       Current liabilities                                 (1,911)          (2,490)
                       Long-term debt                                           -             (404)
                                                                           -------          ------
                                                                             $104           $2,818
                                                                           =======          ======

      In June 1998, the Company contributed accounts receivable of $.5 million for a 67% ownership in a newly formed entity engaged in retail electronic commerce. In April 1999, the Company sold its ownership percentage to the minority shareholder for a $.7 million note receivable bearing interest at 8.5%. The note is receivable in monthly installments of $5,000-$10,000 per month with a final payment of $240,000 due August 2003. The note is secured by the assets of the venture and the personal guarantee and pledged assets of the purchaser. The gain of $.3 million on the sale is being recognized as cash is received.

4.    BUSINESS COMBINATIONS

      In January 1999, the Company acquired a $.6 million note receivable from Continuum Technology Corporation ("Continuum"). Consideration consisted of $.3 million in cash and accounts receivable of $.4 million. In March 1999, the Company purchased 97.5% of Continuum's outstanding common stock. Consideration consisted of $259,361 in cash, 8% notes payable aggregating $572,128 and 200,000 shares of the Company's common stock. The remaining 2.5% of Continuum's outstanding common stock was purchased in February, 2000 for $17,800 in cash and 18,953 shares of the Company's common stock. Continuum, headquartered in Fletcher, North Carolina, is involved in the design, manufacturing, marketing, and servicing of a complete line of hardware and software for customer activated terminals used in a retail setting. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations have been included from March 1, 1999, the effective date of the acquisition. The excess consideration above the fair value of net assets acquired of approximately $2.0 million has been recorded in goodwill.

      The following table summarizes unaudited pro forma financial information of the Company for the years ended February 28, 1999 and 1998 as if Continuum was acquired effective March 1, 1997:

                                                                                       (in thousands, except per share
                                                                                                    data)
                                                                                          1999               1998
                                                                                        --------           ------

           Net Revenues                                                                 $22,266             $22,432

           Pro Forma Net Loss from Continuing Operations

             Applicable to Common Shareholders                                           (3,825)             (3,612)

           Pro Forma Basic and Diluted Net Loss Per Share from Continuing

           Operations Applicable to Common Shareholders                                  $(0.48)             $(0.45)

      Proforma amounts have been adjusted to give effect to the amortization of goodwill.

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

      5. INCOME TAXES

      The sources of loss from continuing operations before provision for income taxes are as follows (in thousands) for the years ended February 29, 2000 and February 28, 1999 and 1998:

                                                                         2000           1999        1998
                                                                         ----           ----        ----
              United States                                            $    (245)     $(2,691)   $(2,121)
              Foreign                                                     (1,242)        (728)      (175)
                                                                       ---------      -------    -------
                                                                       $  (1,487)     $(3,419)   $(2,296)
                                                                       =========      =======    =======

      The significant components of income taxes (benefit) are as follows (in thousands) for the years ended February 29, and February 28, 1999 and 1998:

                                                                            2000       1999        1998
                                                                           ------      ------      ------
              Current provision:
                  Federal                                                  $    0      $    0      $   0
                  State                                                         0           0          7
                  Foreign                                                     129        (456)      (265)
                                                                           ------      ------      -----
                                                                              129        (456)      (258)
                                                                           ------      ------      -----
              Deferred provision:
                  Federal                                                       0           0       (191)
                  State                                                         0           0       (100)
                  Foreign                                                       0         137        351
                                                                           ------      ------      -----
                                                                           $    0         137         60
                                                                           ------      ------      -----
                                                                           $  129     $  (319)   $  (198)
                                                                           ======     =======    =======

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands) for the years ended February 29, 2000 and February 28, 1999 and 1998:

                                                                         2000          1999         1998
                                                                        -------      -------       ------
     Income at statutory rate (34%)                                     $  (506)     $(1,299)       $(872)
     Increase (decrease) in provision from:
         State income taxes, net of federal tax deduction                     0          (76)         (22)
         Non-utilizable foreign losses                                      664            -            -
         Differences in foreign and U.S. rates                                3           82           33
         Nondeductible transaction costs                                      0            0          139
         Effect of  deferred tax asset valuation allowance                    0        1,016          500
         Other                                                              (32)         (42)          24
                                                                        -------       ------      -------
         Tax provision                                                  $   129       $ (319)     $  (198)
                                                                        =======       ======      =======

      An analysis of the net deferred income tax assets and liabilities as of February 29, 2000 and February 28, 1999 is as follows (in thousands):

                                                                                    2000         1999
                                                                                    ----         ----
              Deferred tax asset (liability):
                  Net operating loss carryforwards                                   $2,336    $   2,313
                  Allowance for doubtful accounts and other                             232          223
                  Depreciation from foreign operations                                    -          188
                  Deferred tax asset valuation allowance                               (989)      (1,516)
                  Capitalized software development costs                             (2,104)      (1,733)
                                                                                    -------      -------
                            Total net deferred tax liability                        $  (525)     $  (525)
                                                                                    =======      =======

      As of February 29, 2000, the Company has net operating loss carryforwards
      (NOLs) in the United States, subject to certain limitations under the provisions of Internal Revenue Code Section 382, that expire at various times from 2003 through 2020 totaling $6.3 million for Federal purposes and $4.7 million for state purposes. The Company has recorded a valuation allowance related to NOLs that are not anticipated to be utilized through normal operating results. Realization of the remainder of the deferred tax assets is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes that it is more likely than not that the remaining deferred tax assets will be realized.

  6.  RELATED-PARTY TRANSACTIONS

      The note receivable from officer/director at February 29, 2000 and February 28, 1999 totaled $.5 million. Interest is payable quarterly at a rate of 10%. The note is payable in five equal annual installments beginning March 1, 2000.

7.    ACCRUED EXPENSES

      Accrued expenses consisted of the following:

                                                                                    2000         1999
                                                                                   ------       ------
                    Audit                                                             167          174
                    Legal                                                              54          126
                    Salaries and related                                              161          742
                    All other                                                         502          413
                                                                                   ------        ------
                                  Total                                               884        1,455
                                                                                   ======        ======

8.    LINES OF CREDIT

      The Company maintains a series of working capital lines of credit with maximum borrowing available of $1.3 million in the United Kingdom which are secured by certain accounts receivable, inventories, and other assets of the Company. The lines of credit are utilized for short-term borrowing for general corporate use. From time to time, the bank in the United Kingdom allows the borrowing under such lines to be in excess of the maximum to accommodate the Company's peaks in spending. The total outstanding balance on the lines of credit was $0.8 million, and interest is charged based on the average outstanding balance at a variable rate based on the lending bank's base lending rate plus 1.75%, (7.75% at February 29, 2000).

      In March 1998, the Company replaced an existing $1.5 million line of credit in the United States with a new line of credit that provides for borrowings up to $3 million. Borrowings are based on eligible accounts receivables and inventories and are secured by substantially all assets located in the United States. Interest is charged at the 30-day commercial paper rate plus 3% (8.85% at February 29, 2000). At February 29, 2000, $3.0 million was outstanding and no amounts were available for future borrowings under the line. The line of credit was due March 1999 and was subsequently extended to June 30, 2000. Additionally, at February 29, 2000, the Company was in default of a covenant under this line of credit. Management is currently in discussions with the lender regarding the violations as well as the extension and renewal of the line. While there can be no assurances, Management believes these discussions will be successful.

      All of the Company's lines of credit are subject to customary covenants, terms, and conditions, including debt and equity ratios and minimum tangible net worth, among others.



9.    NOTES PAYABLE

      Notes payable as of February 29, 2000 and February 28, 1999 are as follows (in thousands):

                                                                                             2000         1999
                                                                                            ------       ------
     Mortgage payable, interest of prime + 1% (9.25% at February 29, 2000),
     collateralized by building, payable in monthly installments of $5 through November      $   858        $   _
     12, 2009

     Mortgage payable, interest of 7.82%, collateralized by building, payable in
     monthly installments of $8 through April 1, 2015                                            505            -

                                                                                             2000         1999
                                                                                            ------       ------

     Mortgage payable, interest 8.83%, collateralized by a building in North
     Carolina, payable in monthly installments of approximately $3 through
     February 2004 with a final balloon payment due at maturity.                              270          279

     Mortgage payable, interest 8.86%, collateralized by a building in Florida, payable in monthly installments of approximately $3 through February 2005
     with a final balloon payment due at maturity.                                            279          289

     Note payable, interest of 12%, interest due monthly, due on demand

                                                                                             500

     Note payable to an individual, interest of 8%, $26 due in monthly installments
     through March 1, 2001                                                                   321

     Note payable in U.K. pounds, interest at a variable rate of LIBOR plus
     1.75%, (7.6% at February 29, 2000,) collateralized by certain accounts receivable and other assets of the Company, payable in quarterly
     installments of approximately $40 through February 2000                                   -          163

     Note payable in U.K. pounds, interest at a variable rate of LIBOR plus .5%,
     (6.5% at February 29, 2000,) collateralized by guarantee and debenture,
     payable in monthly installments of approximately $68 through July, 2000                 330        1,153


     Note payable to an individual, past due, interest at 8% per annum,
         Unsecured                                                                           162            -

     Other                                                                                     -          182
                                                                                          ------       ------
                   Total notes payable                                                     3,225        2,066

     Less current portion                                                                    561          997
                                                                                          ------       ------
                                                                                          $2,664       $1,069
                                                                                          ======       ======

      Maturities of long-term debt are as follows (in thousands):

             2001                                                     $  561
             2002                                                        153
             2003                                                        123
             2004                                                        319
             2005                                                        339
             Thereafter                                                1,730
                                                                      -------
                                                                      $3,225
                                                                      =======

10.   STOCKHOLDERS' EQUITY

      On November 18, 1996, the Company completed a secondary offering of an additional 1.5 million shares of common stock at $5 per share. The proceeds, net of underwriters' discounts, commissions, and expenses, were $5.8 million. In accordance with this offering, the Company granted warrants to purchase 150,000 shares of the Company's common stock at $8.25 per share to the underwriters of the transaction. These warrants expire on November 13, 2001. As of February 29, 2000, these warrants had not been exercised.

      During fiscal year 1997, the Company granted warrants to purchase 175,000 shares of common stock at a weighted average exercise price of $6.50 to its financial advisors (the "Advisor Warrants") and warrants to purchase 95,000 shares of common stock at a weighted average price of $5.32 to its investor relations advisors (the "Investor Relations Warrants"). The Company recorded $.1 million of consulting expenses during fiscal year 1997 in association with the granting of these warrants based on the fair value of the services received in exchange for the warrants. During fiscal year 1998, all of the Investor Relations Warrants were exercised. The Advisor Warrants expire on July 15, 2001, and none have been exercised as of February 29, 2000. During fiscal year 1999, the Company granted warrants to purchase 25,000 shares of common stock at an exercise price of $3 to a lender (the "Loan Warrants"). The $36,000 fair value of the warrant was expensed as interest expense, as the debt was retired in fiscal 1999. The Loan Warrants expire on September 30, 2003, and none have been exercised as of February 29, 2000.

      The Company held 706,980 and 484,280 shares of common stock in treasury at February 29, 2000 and February 28, 1999, respectively. Treasury stock is held at cost and is presented as a reduction of stockholders' equity. These treasury shares are intended to be issued as options are exercised under the Company's long-term incentive plan and director incentive plan.

      SERIES A CONVERTIBLE PREFERRED STOCK

      On October 7, 1998, the Company issued 3,000 shares of Series A convertible preferred stock, par value $1 per share, and warrants for 102,127 shares of the Company's common stock at an exercise price of $4.41, for aggregate consideration of $3 million. Transaction costs of $.2 million were paid in connection with the offering. Dividends are payable quarterly in cash or additional preferred stock at a rate of 5% per annum. The preferred shares, together with any accrued and unpaid dividends, are convertible into shares of the Company's common stock at the lower of 90% of the Company's stock price for 30 days preceding the conversion or $5 per share. The beneficial conversion feature and the warrants have been allocated $300,000 and $110,000, respectively, of the proceeds. The discount of $300,000 resulting from the allocation to the beneficial conversion feature was recognized as an additional return to the preferred shareholders through the earliest conversion date. In the event the Company does not register the underlying common stock, the holder of the preferred shares receives an additional discount of 2% per month on the conversions with a maximum additional discount of 15%. At February 29, 2000, the conversion percentage was 75%. Holders of the Series A preferred stock are not entitled to vote on any shareholder matter.

      The preferred stock agreement provides that, absent shareholder approval, the maximum number of shares of common stock that may be issued upon conversion of the Series A convertible preferred stock is 1,576,000. If the number of underlying shares of common stock exceeds 1,576,000, the Company is mandatorily obligated to redeem the excess. As of February 29, 2000, 1,880 shares of the preferred had been converted into 759,000 shares of the Company's common stock. In March 2000, the remaining 1,120 preferred shares and accrued dividends were redeemed by the Company for cash in the amount of $2.4 million.

      STOCK OPTION PLAN

      The Company maintains a Long-Term Incentive Plan (the "LTI Plan") under which options to purchase shares of the Company's common stock have been granted to eligible employees. During fiscal year 1998, the Company increased the total number of shares available for award under the

      LTI Plan to 1.7 million from 1.2 million. The LTI Plan is administered by the compensation committee of the board of directors. Option activity and related weighted average prices under the LTI Plan are summarized as follows for the years ended February 29, 2000, and February 28, 1999, and 1998:

                                                    (in thousands, except exercise price information)
                                                 -------------------------------------------------------------
                                                      2000                  1999                   1998
                                                 -----------------    -----------------     ------------------
                                                          Weighted               Weighted              Weighted
                                                          Average                Average               Average
                                                          Exercise               Exercise              Exercise
                                                 Shares     Price      Shares     Price      Shares     Price
                                                 ------  ---------     ------   ---------   -------   ----------
     Shares under option at beginning of
        year                                       713      $3.91         894      $4.30      1,012       $4.09
           Granted                                 164       3.21           0       0.00        125        6.51
           Exercised                              (142)      3.37         (13)      3.31       (198)       4.19
           Forfeited                               (52)      4.29        (168)      6.03        (45)       6.18
                                               ---------               -------               --------
     Shares under option at end of year            683       3.82         713       3.91        894        4.30
                                               =========               ========              ========
     Shares under option exercisable at
        end of year                                516       3.94         457       3.41        366        3.63
                                               =========               ========              ========
     Shares available for future grant
        at end of year                             496                    608                   440
                                               =========               ========              ========

                                                  Outstanding Stock Options        Exercisable Stock
                                                                                          Options
                                                --------------------------------   -------------------
                                                          Weighted
                                                          Average     Weighted                 Weighted
                                                          Remaining   Average                  Average
                                                        Contractural  Exercise                 Exercise
                                                 Shares     Life       Price        Shares      Price
                                                 ------  ---------     ------     ---------    -------
Range of Exercise Prices
     $3.00 to $3.99                              583       6.2 years   $ 3.38         429       $3.44
     $6.00 to $6.99                              100       7.3 years   $ 6.40          87       $6.37
                                               ---------                          ---------
                                                 683       6.3 years   $3.82          516       $3.94
                                               =========                          =========

      All options granted have exercise prices equal to the market value at the date of grant and are generally exercisable at the rate of 25% per year beginning two years from date of grant. Options expire ten years from the date of grant unless otherwise specified in the option agreement.

      Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies with stock-based compensation plans to either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to follow APB No. 25 in accounting for its employee stock options and has not recorded any expense related to the granting of options to employees.

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               FISCAL YEAR
                                                            -----------------
                                                            2000         1998
                                                            ----         ----
              Risk-free interest rate                       5.9%         6.0%
              Expected dividend yield                       0.0%         0.0%
              Expected lives (years)                        3.0          2.25
              Expected volatility                            50%         65.0%
              Weighted average fair value of options
               granted during the yea                     $3.21         $2.69

      The total value of the options granted, as calculated using the Black-Scholes method, is amortized over the vesting periods of the options. The Company's pro forma information required under SFAS No. 123 is as follows (in thousands, except per share data) for the years ended February 29, 2000 and February 28, 1999 and 1998:

                                                                                2000         1999         1998
                                                                               -----        -----        ------
      Loss from continuing operations available to common
          shareholders
          As reported                                                         $  (1,754)   $  (3,543)     $(2,098)
          Pro forma                                                              (1,974)      (3,741)      (2,176)
          Basic and diluted loss per share from continuing
            operations available to common shareholders
          As reported                                                            $(0.23)      $(0.45)      $(0.27)
          Pro forma                                                               (0.26)       (0.47)       (0.28)


11.   COMMITMENTS AND CONTINGENCIES
      LEASES

      The Company leases office space, automobiles, and certain other items under noncancelable operating leases. Rental expense for fiscal years 2000, 1999, and 1998 was $0.6 million, $1.0 million, and $0.9 million, respectively.

      Future minimum lease payments for operating leases at February 29, 2000 are as follows (in thousands):

                     2001                                            $   752
                     2002                                                648
                     2003                                                160
                     2004                                                 81
                     2005                                                  6
                                                                     --------
                                                                     $ 1,647
                                                                     ========


      LITIGATION

      The Company is not presently a defendant in any material litigation nor, to the knowledge of management, is any material litigation threatened against the Company. There are no other significant pending legal proceedings, other than routine litigation incidental to the Company's business.

      The Company is pursuing litigation against one of its customers to collect $2.9 million that the Company contends is due pursuant to work performed under a software contract. Although Management is confident of a positive resolution, due to the inherent uncertainty of this matter, the Company has not recognized this amount as revenue, and there can be no assurances of collection.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

      In March 1999, the Company acquired Continuum for $1.5 million. $600,000 of the purchase price consisted of the Company's common stock and, therefore, has been accounted for in the statement of cash flows as a non-cash transaction.

      On January 8, 1998, the Company acquired ICM for $.8 million. The entire purchase price was paid with the Company's common stock and, therefore, has been accounted for in the statement of cash flows as a non-cash transaction.

13.   SEGMENT INFORMATION

      The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in fiscal 1999.

      During fiscal 2000, management changed the way it viewed its business. In prior years, the Company's segments were Platform Migration, Transaction Processing, and Other, which included corporate level activities. Management now views the business as retail e-Business solutions and Legacy Extension and Vertical Application Software, since the long-term financial performance within each of these segments is affected by similar economic conditions, and each of these segments has its own management team. Consequently, the prior year segment information has been restated. Discontinued operations have been excluded from the following disclosures.

The Retail e-Business solutions segment includes:

- A full suite of e-commerce products and services including secure Internet and/or traditional bricks and mortar transaction processing, web development, and web hosting;

- A family of customer-activated wireless devices to enhance the retail shopping experience and reduce vendors' overhead costs.

The Legacy Extension and Vertical Application Software and services include:

- A comprehensive suite of systems management software for IBM AS/400 users and two legacy extension products for transitioning IBM/36 and AS/400 applications to open-system platforms such as Windows NT, Unix, and Linux;

-    A workforce management, planning, and scheduling product suite;*

-    A comprehensive human resource management system;*

-    A SCADA monitoring and control product suite.*

- A process control, business automation, and financial management system for the compound feed milling industry.*

     *These products are currently not material to the Company's consolidated operations.

      The accounting policies of the reportable segments are the same as those described in Note 1 to the financial statements. The Company evaluates the performance of each operating division based on income from operations.

      Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                       LEGACY
                                                      EXTENSION
                                                        AND
                                                      VERTICAL         TRANSACTION
                                                     APPLICATION       E-BUSINESS
           SEGMENT REPORTING                           SOFTWARE         SOLUTIONS           TOTAL
--------------------------------------                ----------        ---------         ---------
     Fiscal year 2000:
         Revenues                                       $12,849           $11,262          $24,111
         Cost of sales                                    3,067             7,886           10,953
         Gross profit                                     9,782             3,376           13,158
         Operating expenses                              10,424             3,564           13,988
         Operating loss                                    (642)             (188)            (830)
         Total assets                                    19,939            10,063           30,002
     Fiscal year 1999:
         Revenues                                        11,650             8,143           19,793
         Cost of sales                                    3,195             6,607            9,802
         Gross profit                                     8,455             1,536            9,991
         Operating expenses                               9,178             3,312           12,490
         Operating  loss                                   (723)           (1,776)          (2,499)
         Total assets                                    21,710             4,985           26,695
     Fiscal year 1998:
         Revenues                                         8,458            11,654           20,112
         Cost of sales                                    2,804             7,719           10,523
         Gross profit                                     5,654             3,935            9,589
         Operating expenses                               6,393             5,223           11,616
         Operating loss                                    (739)           (1,288)          (2,027)
         Total assets                                    27,020             4,209           31,229

      The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                                           UNITED
                                                                           STATES         FOREIGN          TOTAL
                                                                          ----------      ---------      ---------
     Fiscal year 2000:
         Revenues                                                           $14,818          $9,293        $24,111
         Cost of sales                                                        7,957           2,996         10,953
         Gross profit                                                         6,861           6,297         13,158
         Operating expenses                                                   6,693           7,295         13,988
         Operating income (loss)                                                168            (998)          (830)
         Long-term assets                                                     8,651           8,236         16,887
         Total assets                                                        15,898          14,104         30,002
     Fiscal year 1999:
         Revenues                                                            10,416           9,377         19,793
         Cost of sales                                                        7,248           2,554          9,802
         Gross profit                                                         3,168           6,823          9,991
         Operating expenses                                                   4,509           7,981         12,490
         Operating loss                                                      (1,836)           (663)        (2,499)
         Long-term assets                                                     3,804          11,672         15,476
         Total assets                                                        15,677          11,018         26,695
     Fiscal year 1998:
         Revenues                                                           $13,100         $ 7,012        $20,112
         Cost of sales                                                        8,124           2,399         10,523
         Gross profit                                                         4,976           4,613          9,589
         Operating expenses                                                   6,719           4,897         11,616
         Operating loss                                                      (1,743)           (284)        (2,027)
         Long-term assets                                                     3,455          13,322         16,777
         Total assets                                                        12,176          19,053         31,229

      The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of company revenue during fiscal years 2000, 1999, or 1998.

14.   EMPLOYEE BENEFIT PLANS

      UNITED KINGDOM DEFINED BENEFIT AND CONTRIBUTION PENSION PLANS

      The Company maintains a defined benefit pension plan in the United Kingdom which is designed to provide death and retirement benefits for eligible employees. On April 1, 1997, the Company also began to operate a defined contribution pension plan in the United Kingdom. After April 1, 1997, any new employees eligible to participate in the Company's pension plan may only join the defined contribution pension plan. The Company contributed minimal amounts to the defined contribution plan during fiscal year 1998, the plan's first year in existence. Additionally, employees enrolled in the defined benefit pension plan may transfer to the defined contribution plan if they elect to do so. The pension costs associated with the defined benefit pension plan are assessed in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Actuarial assumptions used for defined benefit plan valuations as of February 29, 2000 included an 8.5% long-term rate of return on assets, a 7% discount rate, and a salary increase of 4.5%. Actuarial assumptions used for defined benefit valuation as of February 28, 1999 included a 9% long-term rate of return on assets, an 8.5% discount rate, and a salary increase of 5%. Additional information on the pension plan is as follows:

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

      The following table sets forth the plan's funded status and amounts recognized as other assets on the accompanying balance sheet at February 29, 2000 and February 28, 1999:

                                                                                     2000         1999
                                                                                   ---------     --------
              Change in benefit obligation:
                  Benefit obligation at beginning of year                            $2,565        $2,565
                  Service cost                                                           56            56
                  Interest cost                                                         226           226
                  Contributions by plan participants                                    132           132
                  Actuarial loss                                                        443           443
                  Benefits paid                                                         (15)          (15)
                  Foreign currency exchange rate changes                                167           (50)
                                                                                    -------        ------
              Benefit obligation at end of year                                      $3,574        $3,357
                                                                                    =======        ======
              Change in plan assets:
                  Fair value of plan assets at beginning of year                     $3,167        $3,325
                  Actual return of plan assets                                          345           347
                  Employer contributions                                                164           164
                  Contributions by plan participants                                    131           132
                  Benefits paid                                                         (15)          (19)
                  Plan transfers and other                                              (70)          (71)
                  Foreign currency exchange rate changes                                547           (54)
                                                                                    -------        ------
              Fair value of plan assets at end of year                               $4,269        $3,824
                                                                                    =======        ======
              Funded status of the plan:
                  Funded status at the end of year                                  $   695       $   602
                  Unrecognized loss (gain)                                              268            (1)
                                                                                    -------        ------
              Net amount recognized                                                $    963       $   601
                                                                                   ========       =======
              Pension cost (income) for the year:
                  Service cost                                                      $   182       $    91
                  Interest cost                                                         490           245
                  Expected return on plan assets                                       (673)         (336)
                  Amortization of transition amount                                      (5)           (3)
                                                                                    -------        ------
              Net periodic pension income                                           $    (6)      $    (3)
                                                                                    =======       =======

      401(k) RETIREMENT SAVINGS PLAN

      The Company maintains a defined contribution 401(k) profit-sharing plan and trust (the "401(k) Plan") in the United States. To be eligible to participate in the 401(k) Plan, an employee must be 21 years of age, work at least 30 hours per week, and be employed for 1 month. Eligible employees of the Company may enroll in the 401(k) Plan on the first of any month. A participating employee, by electing to defer a portion of his/her compensation, may make pretax contributions to the 401(k) Plan, subject to limitations under the Internal Revenue Service Code, of a percentage (not to exceed 15%) of his/her total compensation. The Company contributes 50% of every dollar the participant contributes up to a total of 2% of the participant's gross compensation. Participant contributions and earnings are 100% vested at all times, while company matching contributions vest in 20% increments over a five-year period beginning one year after the employee's eligibility date. Participants may alter their contribution amounts at any time. Employees are responsible for directing the investments of all assets in their individual accounts. Contributions may be withdrawn, with possible penalties for certain early withdrawals, only after (i) the employee reaches age 59 1/2, (ii) the employee's retirement with the Company, (iii) the employee's death or disability, (iv) the termination of the employee's employment with the Company, or (v) the termination of the 401(k) Plan. The Company pays all expenses associated with the 401(k) Plan and contributed minimal amounts to the plan during fiscal years 2000, 1999 and 1998.

15.   SIGNIFICANT RISKS AND UNCERTAINTIES

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

      The Company derives a significant amount of revenue from operations in Northern Ireland. It is reasonably possible that this concentration of revenue makes the Company vulnerable to the risk of a near-term severe impact due to unforeseen political and economic forces as well as exchange rate fluctuations. Concentration of credit risks with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's worldwide customer base. The Company performs ongoing credit evaluations on certain of its customers' financial conditions but generally does not require collateral to support customer receivables. The Company establishes an allowance for uncollectible accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There can be no assurance, however, that the Company's procedures will identify all potential uncollectible accounts in a timely manner, and significant adjustments to the Company's allowance for uncollectible accounts may be necessary from time to time.

      As a result of the above and other factors, the Company's operations and financial position can vary significantly from quarter to quarter and year to year. These variations may contribute to volatility in the market for the Company's common stock.

16.   FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of fiscal 2000, the Company reversed approximately $.5 million of receivables and revenue relating to a contract accounted for on the percentage of completion method of accounting.

      Also during the fourth quarter of fiscal 2000, the Company recorded an inventory adjustment of approximately $.5 million related to pricing issues at one of its subsidiaries.

                                                                     SCHEDULE II

                         UNICOMP, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

                                 (In Thousands)

                                              BALANCE AT     CHARGED
                                                  THE           TO           CHARGED                        BALANCE
                                               BEGINNING     COSTS AND       TO OTHER                       AT END
                                             OF THE PERIOD    EXPENSES       ACCOUNTS     DEDUCTIONS       OF PERIOD
                                             -------------  ------------    ----------    ----------       ---------
Year ended February 28, 1998:
   Accounts receivable allowance              $     161      $     1,454     $      0    $        (32)    $   1,583
   Reserve for inventory obsolescence                 0               23            0               0            23
   Deferred tax asset valuation
      allowance                                       0              500            0               0           500
Year ended February 28, 1999:
   Accounts receivable allowance                  1,583              594            0          (1,377)          800
   Reserve for inventory obsolescence                23              293            0               0           316

   Deferred tax asset valuation
      allowance                                     500            1,016            0               0         1,516
Year ended February 29, 2000:
   Accounts receivable allowance                    800              209            0            (687)          322
   Reserve for inventory obsolescence               316              193            0               0           509

   Deferred tax asset valuation
      allowance                                   1,516                0            0            (527)          989