Form 10-Q
period 2000-05-31
UNICOMP INC
filed 2000-07-17
CIK 792341

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MAY 31, 2000.
                               ------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____ to ____

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

There were 8,312,070 Common Shares outstanding as of July 7, 2000.

--------------------------------------------------------------------------------

                                  UNICOMP, INC.

                                      Index

                                                                                PAGE

PART I.  FINANACIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of February 29, 2000
                      and May 31, 2000                                           3

                  Consolidated Statements of Operations for the
                      three months ended May 31, 1999 and 2000                   5

                  Consolidated Statements of Cash Flows for the
                      three months ended May 31, 1999 and 2000                   7

                  Notes to the Consolidated Financial Statements                 8

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        13

         Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risks                                              29


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              30

         Item 2.  Changes in Securities and Use of Proceeds                      30

         Item 6.   Exhibits and Reports on Form 8-K                              32

Signatures                                                                       33

Exhibits                                                                         34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------

                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                                  (AUDITED)         (UNAUDITED)
                                                                                                 FEBRUARY 29,         MAY 31,
                                                                                                     2000              2000
                                                                                                ---------------    --------------
                                                                                                         (IN THOUSANDS)
Current assets:
   Cash and cash equivalents...........................................................         $        3,288     $          75
   Accounts and other receivables:
      Trade, net of allowance of  $322 and  $328  .....................................                  5,185             5,463
      Other receivables................................................................                    333               384
   Inventory...........................................................................                  3,429             3,766
   Prepaid expenses and Other..........................................................                    880               829
                                                                                                ---------------    --------------

        Total current assets...........................................................                 13,115            10,517
                                                                                                ---------------    --------------

Property and equipment, net............................................................                  4,147             3,853
                                                                                                ---------------    --------------

Other assets:
   Acquired and developed software, net of accumulated amortization of $8,974
      and $9,246 ......................................................................                  6,895             7,412
   Goodwill and other intangibles, net of accumulated amortization of $1,138
      and $1,296 ......................................................................                  3,892             3,734
   Prepaid pension.....................................................................                    695               695
   Note receivable from officer/director...............................................                    525               364
   Other...............................................................................                    629               600
   Net assets of discontinued operations...............................................                    104                 0
                                                                                                ---------------    --------------

        Total other assets.............................................................                 12,740            12,805
                                                                                                ---------------    --------------

        Total assets...................................................................         $       30,002     $      27,175
                                                                                                ===============    ==============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      (AUDITED)        (UNAUDITED)
                                                                                     FEBRUARY 29,        MAY 31,
                                                                                        2000               2000
                                                                                    ---------------   ---------------
Current liabilities:
   Bank Overdraft ...............................................................   $            0    $            0
   Accounts payable..............................................................            2,155             2,228
   Accrued expenses..............................................................              884               970
   Deferred revenue..............................................................              816               686
   Taxes payable.................................................................              588               516
   Lines of credit...............................................................            3,931             4,756
   Other.........................................................................              235               119
   Current portion of notes payable..............................................              561               279
                                                                                    ---------------   ---------------

        Total current liabilities................................................            9,170             9,554
                                                                                    ---------------   ---------------
Long-term liabilities:
   Notes payable.................................................................            2,664             2,572
   Deferred income taxes.........................................................              525               525
   Other long-term liabilities...................................................              325               325
   Net liabilities of discontinued operations....................................                0               751
                                                                                    ---------------   ---------------

        Total long-term liabilities..............................................            3,514             4,173
                                                                                    ---------------   ---------------

        Total liabilities........................................................           12,684            13,727
                                                                                    ---------------   ---------------
Stockholders' equity:
   Preferred stock: $1 par value, authorized 5,000, 1 issued and outstanding at
      February 29, 2000 .........................................................            1,045                 0
   Common stock: $.01 par value, 100,000 authorized  8,918 and  9,014 issued,
      respectively...............................................................               89                90
   Common stock issuable.........................................................              210               330
   Additional contributed capital................................................           17,920            16,765
   Retained earnings (deficit)...................................................            1,624              (34)
                                                                                    ---------------   ---------------
                                                                                            20,888            17,151
   Less treasury stock...........................................................           (3,115)           (3,200)
   Cumulative translation adjustment.............................................             (455)             (503)
                                                                                    ---------------   ---------------

        Total stockholders' equity...............................................           17,318            13,448
                                                                                    ---------------   ---------------

        Total liabilities and stockholders' equity...............................   $       30,002    $       27,175
                                                                                    ===============   ===============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       (UNAUDITED)
                                                                                   THREE MONTHS ENDED
                                                                         -------------------------------------
                                                                              MAY 31,            MAY 31,
                                                                               1999                2000
                                                                         ------------------  -----------------
Revenue:
   Equipment......................................................       $           3,003   $          3,360
   Services.......................................................                   1,698              1,023
   Software.......................................................                   1,885              1,022
                                                                         ------------------  -----------------
      Total revenue...............................................                   6,586              5,405
                                                                         ------------------  -----------------

Cost of sales:
   Equipment......................................................                   1,884              2,326
   Services.......................................................                     350                114
   Software.......................................................                     700                428
                                                                         ------------------  -----------------
      Total cost of sales.........................................                   2,934              2,868
                                                                         ------------------  -----------------

Gross profit......................................................                   3,652              2,537
                                                                         ------------------  -----------------

Selling, general and administrative expenses......................                   3,658              4,045
                                                                         ------------------  -----------------

Operating loss....................................................                      (6)            (1,508)
                                                                         ------------------  -----------------

Other income (expense):
   Other, net.....................................................                       1                (17)
   Interest, net..................................................                    (104)              (133)
                                                                         ------------------  -----------------
      Total other income (expense)................................                    (103)              (150)
                                                                         ------------------  -----------------
Loss from continuing operations before provision for
    Income taxes..................................................                    (109)            (1,658)
                                                                         ------------------  -----------------
Provision for income taxes........................................                    (104)                 0
                                                                         ------------------  -----------------
Net loss from continuing operations...............................       $              (5)  $         (1,658)
Income from discontinued operations...............................                     233                  -
                                                                         ------------------  -----------------
Net income (loss) ................................................       $             228   $         (1,658)
                                                                         ==================  =================

                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



Net income (loss) ................................................       $          228      $         (1,658)
                                                                         ===============     =================

Preferred stock dividends and accretion...........................       $           31      $              0
                                                                         ===============     =================

Income(loss) available to common shareholders.....................       $          197      $         (1,658)
                                                                         ===============     =================

Basic earnings per common share:
Income(loss) from continuing operations...........................       $        (0.01)     $           (.20)
Income(loss) from discontinued operations.........................                  .04                     -
                                                                         ---------------     -----------------
Net income(loss) .................................................       $          .03      $           (.20)
                                                                         ===============     =================

Diluted earnings per common share:
Income(loss) from continuing operations...........................       $        (0.01)     $           (.20)
Income(loss) from discontinued operations.........................                  .04                     -
                                                                         ===============     =================
Net income(loss) .................................................       $          .03      $           (.20)
                                                                         ===============     =================

Weighted average shares...........................................                7,511                 8,265
                                                                         ===============     =================

Weighted average shares assuming dilution.........................                7,712                 8,265
                                                                         ===============     =================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                          ----------------------------------------
                                                                               MAY 31                MAY 31
                                                                                1999                  2000
                                                                          ------------------    ------------------
                                                                                      (IN THOUSANDS)
    Net cash provided (used) by operating activities:
       Net loss from continuing operations.........................       $              (5)    $          (1,658)
       Adjustments to reconcile net income to net cash provided
          (used) by operating activities:
          Depreciation and amortization............................                   1,128                   844
          Allowance for doubtful accounts..........................                     (49)                    6
          Gain on disposition of joint venture.....................                      (9)                   (8)
          Changes in assets and liabilities:
            Accounts and other receivables.........................                     239                  (335)
            Inventory..............................................                     705                  (337)
            Prepaid expenses.......................................                    (340)                   51
            Accounts payable.......................................                  (1,176)                   73
            Accrued expenses.......................................                    (446)                  (29)
            Deferred revenue.......................................                    (392)                 (130)
            Taxes payable..........................................                     609                   (72)
            Other..................................................                    (163)                   94
                                                                          ------------------    ------------------
    Cash provided (used) by continuing operations..................                     101                (1,501)

             Income from discontinued operations...................                     233                     -
             Cash provided (used) by discontinued operations.......                      10                   855
                                                                          ------------------    ------------------
                   Net cash provided (used) by operating activities                     344                  (646)
    Cash flow from investing activities:

       Capital expenditures........................................                    (166)                    0
       Purchase of acquired company................................                    (259)                  (75)
       Payment received on note for sale of joint venture..........                      25                    18
       Proceeds from disposition of joint venture..................                      10                     0
       Acquired and developed software.............................                    (545)                 (909)
                                                                          ------------------    ------------------
               Net cash used by investing activities...............                    (935)                 (966)
                                                                          ------------------    ------------------
    Cash flow from financing activities:
       Common stock issued and to be issued, net...................                       0                   273
       Redemption of preferred stock...............................                       0                (2,353)
       Bank overdraft  ............................................                     591                     0
       Payments on borrowings......................................                    (542)                 (374)
       Proceeds from borrowing.....................................                       0                   825
       Payment of preferred stock dividends........................                     (31)                    0
       Receivables from related parties............................                       0                   161
       Purchase of Treasury Stock..................................                    (451)                  (85)
                                                                          ------------------    ------------------
               Net cash provided (used) by financing activities....                    (433)               (1,553)
                                                                          ------------------    ------------------
    Net increase (decrease) in cash................................                  (1,024)               (3,165)
    Effect of exchange rate changes on cash........................                     (90)                  (48)
                                                                          ------------------    ------------------
    Cash and cash equivalents at beginning of period...............                   1,400                 3,288
                                                                          ------------------    ------------------
    Cash and cash equivalents at end of period.....................       $             286     $              75
                                                                          ==================    ==================

    Cash paid for interest.........................................       $             137                    68
                                                                          ==================    ==================
    Cash paid for taxes............................................       $               0                     0
                                                                          ==================    ==================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of UniComp, Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions underlying the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the status of certain matters, facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. It is suggested that these quarterly consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

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

                                                         THREE MONTHS ENDED MAY 31
                                                         -------------------------
                                                           2000             1999
                                                           ----             ----
      Weighted average shares                              8,265            7,511
      Dilutive effect of common stock options and
            Warrants                                           0              201
                                                           -----            -----
      Weighted average shares assuming dilution            8,265            7,712
                                                           =====            =====


     Options and warrants to purchase 440,000 shares of common stock at a weighted average price of $7.08 per share for the three months ended May 31, 1999 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options and warrants outstanding for the three months ended May 31, 2000 were excluded from the calculation of diluted earnings per share due to the net loss for that period. The conversion of preferred stock for the three months ended May 31, 1999 is anti-dilutive and therefore excluded from the calculation of weighted average shares assuming dilution.

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

     Revenues of ICS UniComp were $2.7 million for the three months ended May 31, 1999. The results of operations of ICS UniComp and all other discontinued operations have been excluded from the Company's continuing operations in all periods presented. A summary of the net assets of ICS UniComp, which have been reflected separately in the consolidated balance sheets as of May 31, 2000 and February 29, 2000, is as follows (in thousands):


                                                      MAY, 2000        FEBRUARY, 2000
                                                      ---------        --------------
      Current assets                                      $186             $1,384
      Property and equipment, net                            -                  0
      Other assets                                         695                631
      Current liabilities                               (1,632)            (1,911)
      Long-term debt                                         -                 (0)
                                                       -------            -------
                                                         $(751)              $104
                                                       =======            =======


4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands) for the three month periods ended May 31, 2000 and 1999.

                                                                (THREE MONTHS ENDED)
                                                                --------------------
                                                               5/31/00         5/31/99
                                                               -------         -------
      Net Income (loss)                                         (1,658)            228
      Change in Cumulative Translation Adjustment                  (48)            (90)
                                                               -------         -------
         Comprehensive Income (loss)                            (1,706)            138
                                                               =======         =======

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

     * These products are currently not material to the Company's consolidated operations.

     The accounting policies of the reportable segments are the same as those described in Note 1 to the financial statements. The Company evaluates the performance of each operating division based on income from operations.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                       LEGACY
                                                    EXTENSION AND
                                                      VERTICAL         TRANSACTION
                                                     APPLICATION        E-BUSINESS
             SEGMENT REPORTING                        SOFTWARE          SOLUTIONS           TOTAL
     --------------------------------               -------------      -----------          ------
     Three months ended May 31, 2000:
         Revenues                                        $2,015            $3,390           $5,405
         Cost of sales                                      452             2,416            2,868
         Gross profit                                     1,563               974            2,537
         Operating expenses                               3,019             1,026            4,045
         Operating loss                                  (1,456)              (52)          (1,508)
         Total assets                                    15,301            11,874           27,175

     Three months ended May 31, 1999:
         Revenues                                        $3,519            $3,067           $6,586
         Cost of sales                                      916             2,018            2,934
         Gross profit                                     2,603             1,049            3,652
         Operating expenses                               2,734               924            3,658
         Operating income (loss)                           (131)              125               (6)
         Total assets                                    18,917            11,201           30,118

      The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                      UNITED
                                                      STATES         FOREIGN         TOTAL
                                                      ------         -------         -----
     Three months ended May 31, 2000:
         Revenues                                     $3,866          $1,539         $5,405
         Cost of sales                                 2,428             440          2,868
         Gross profit                                  1,438           1,099          2,537
         Operating expenses                            1,928           2,117          4,045
         Operating income (loss)                        (490)         (1,018)        (1,508)
         Long-term assets                              7,961           8,697         16,658
         Total assets                                 14,136          13,039         27,175
     Three months ended May 31, 1999:
         Revenues                                      3,600           2,986          6,586
         Cost of sales                                 2,105             829          2,934
         Gross profit                                  1,495           2,157          3,652
         Operating expenses                            1,467           2,191          3,658
         Operating income (loss)                          28             (34)            (6)
         Long-term assets                              8,645          10,684         19,329
         Total assets                                 15,411          14,707         30,118


      The Company sells its products and services to a variety of customers. No individual customer accounted for more than 10% of company revenue during the three month periods ended May 31, 2000 and 1999.

6.    SERIES A CONVERTIBLE PREFERRED STOCK

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

7.    USE OF ESTIMATES

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2000. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING ECONOMIC, COMPETITIVE AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES AS WELL AS OTHER FACTORS DISCUSSED IN THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THESE AND OTHER FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED.

OVERVIEW

UniComp, Inc. (the Company), founded in 1985, is a provider of retail e-business solutions and legacy extension and innovative vertical application software for small and large companies, resellers and system integrators worldwide. The Company licenses its technology to a cross section of industries including manufacturing, distribution, transportation, public-sector, point of sale and transaction processors. Additionally, the Company provides installation, training, and systems integration, serving a worldwide network of end user customers, dealers and distributors. The Company's strategy is to emphasize its software products, acquire synergistic technologies and businesses, and to expand its services business within its existing geographic markets. In the first quarter of fiscal year ending February 28, 2001, the Company generated $5.4 million in total revenue, of which $3.4 million was derived from sales of computer equipment and $1.0 million was derived from information technology services. The remaining $1.0 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

Financial information by reportable segment for the three month periods ended May 31, 2000 and 1999 is included in Note 5 of the Notes to Consolidated Financial Statements.

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

ACQUISITIONS AND DISPOSITIONS

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

In April, 2000, the Company acquired 51% of the outstanding shares of Commitment Software Ltd. a United Kingdom software development company. Consideration consisted of approximately $75,000 in cash and approximately 7,000 shares of the Company's common stock. The purchase agreement provides the Company with the option to acquire the remaining 49% by August 1, 2000 for approximately $75,000.

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

RESULTS OF CONTINUING OPERATIONS

The following table summarizes the Company's results of continuing operations in dollars and as a percentage of total revenue for the three months ended May 31, 1999 and 2000.

                                                       THREE MONTHS ENDED
                                          --------------------------------------------
                                                5/31/99                5/31/00
                                                -------                -------
                                            (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
     Total Revenue......................      $6,586   100.0%    $  5,405    100.0%
     Cost of sales......................       2,934    44.5        2,868     53.1
                                               -----   -----     --------    -----
     Gross profit.......................       3,652    55.5        2,537     46.9
     Selling, general, &
     administrative expenses............       3,658    55.5        4,045     74.8
                                               -----   -----     --------    -----
     Operating loss.....................          (6)   (0.0)      (1,508)   (27.9)
     Other expense......................         103     1.6          150      2.8
                                               -----   -----     --------    -----
     Loss before taxes..................        (109)   (1.6)      (1,658)   (30.7)
     Income tax expense (benefit).......        (104)   (1.6)           0      0.0
                                               -----   -----     --------    -----
     Net loss...........................       $  (5)   (0.0)%   $ (1,658)   (30.7)%
                                               =====             ========


THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 2000

REVENUE

Revenue for the three months ended May 31, 2000 decreased to $5.4 compared to $6.6 million for the three months ended May 31, 1999, a decrease of $1.2 million, or 18.2%. This decrease in revenue is detailed below.

EQUIPMENT REVENUE

The following table summarizes the revenue generated from sales of computer equipment for the three months ended May 31, 2000 and the comparable period from the prior fiscal year.

                                              THREE MONTHS ENDED       INCREASE/(DECREASE)
                                              ------------------       -------------------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                             5/31/99      5/31/00         $            %
                                             -------      -------        --           --
     Transaction-processing Equipment...     $ 1,847      $ 1,729       (118)        (6.4)
     Retail Wireless Devices and Other
     Equipment..........................       1,156        1,631        475         41.1
                                             -------      -------       ----
     Total Equipment Revenue............     $ 3,003      $ 3,360        357         11.9
                                             =======      =======       ====

Sales of computer equipment can vary from quarter to quarter based on customer needs. The increase in revenue from retail wireless devices and other equipment is due to the continuing strong performance of the Continuum business unit.

SERVICES REVENUE

Revenue from information technology services decreased to $1.0 million for the three months ended May 31, 2000 from $1.7 million for the comparable period in the prior fiscal year, a decrease of $.7 million or 41.2%. This decrease is primarily due to poor performances by the United Kingdom business units.

SOFTWARE REVENUE

The following table summarizes the revenue from software licensing and support.


                                            THREE MONTHS ENDED      INCREASE/(DECREASE)
                                            ------------------      -------------------
                                              (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                             5/31/99      5/31/00       $           %
                                             -------      -------       --         --
     Initial License Fees:
           Legacy Extension.............     $ 1,291        $ 526       (765)    (59.3)
           E-commerce...................          44           22        (22)    (50.0)
           Other........................         102           58        (44)    (43.1)
                                             -------         ----       ----
     Total Initial License Fees.........       1,437          606       (831)    (57.8)
                                             -------         ----       ----

     Software Support Fees:
           Legacy Extension.............         224          294         70      31.3
           E-commerce...................          36           24        (12)    (33.3)
           Other........................         188           98        (90)    (47.9)
                                             -------         ----       ----
     Total Software Support Fees........         448          416        (32)     (7.1)
                                             -------         ----       ----

     Total Software Revenue.............     $ 1,885      $ 1,022       (863)    (45.8)
                                             =======      ========      ====


Platform migration software revenue by major product class is as follows.


                                            THREE MONTHS ENDED      INCREASE/(DECREASE)
                                            ------------------      -------------------
                                           5/31/99      5/31/00        $           %
                                           -------      -------        --          --
                                             (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
     UNIBOL36...........................       543          820         277        51.0
     UNIBOL400..........................       972            0        (972)     (100.0)
                                           -------        -----        ----
     Total Platform Migration Revenue...   $ 1,515        $ 820        (695)      (45.9)
                                           =======        =====        ====

The Company continues to record revenue with its UNIBOL 36 product, despite a generally declining market.

The revenue recorded in the quarter ended May 31, 1999 from the UNIBOL400 product was primarily related to a single customer. The Company is currently pursuing litigation against that customer. The UNIBOL400 product became generally available in the second quarter of the current fiscal year, and the Company expects to record revenues on that product going forward.

INTERNATIONAL REVENUE.

Revenue from international operations, principally in Northern Ireland, decreased to $1.5 million for the three months ended May 31, 2000 from $3.0 million for the comparable period in the prior fiscal year, a decrease of $1.5 million or 50%. This revenue decrease is due to shortfalls in all significant foreign business units. Revenue from domestic operations increased to $3.9 million for the three months ended May 31, 2000 from $3.6 million for the comparable period in the prior fiscal year, an increase of $.3 million, or 8.3%. This is due primarily to increasing sales at Continuum.

GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three months ended May 31, 1999 and the comparable period for the prior fiscal year.

                                                               THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                                                         5/31/99                 5/31/00
                                                         -------                 -------
                                                      GROSS PROFIT             GROSS PROFIT
                                                      ------------             ------------
                                                      $          %             $          %
                                                      --         --            --         --
     Information Technology Services........          1,348     79.4            909      88.9
                                                      -----                   -----
     Equipment:
          Transaction-processing Equipment..            693     37.5            453      26.2
          Retail Wireless Devices and Other
          Equipment ........................            426     36.9            581      35.6
                                                      -----                   -----
     Total Equipment........................          1,119     37.3          1,034      30.8
                                                      -----                   -----
     Software:
          Legacy Extension..................            979     64.6            568      69.3
          E-commerce........................            (53)   (66.3)           (75)   (163.0)
          Other.............................            259     89.3            101      64.7
                                                      -----                   -----
     Total Software.........................          1,185     62.9            594      58.1
                                                      -----                   -----

     Total Gross Profit.....................          3,652     55.5          2,537      46.9
                                                      =====                   =====


Gross profit margins for equipment and services vary from quarter to quarter depending on customer demands and product mix. Information technology services gross profit margin, which does not include salary costs, increased to 88.9% of services revenue for the three months ended May 31, 2000 from 79.4% for the comparable period in the prior fiscal year. Equipment margins shrank due to decreasing margins on sales from its transaction processing business units.

SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $4.0 million for the three months ended May 31, 2000 compared to $3.7 million for the comparable period in the prior fiscal year, an increase of $.3 million or 8.1%. Selling, general, and administrative expenses as a percentage of total revenue increased to 74.8% for the three months ended May 31, 2000 as compared to 55.5% for the comparable period in the prior fiscal year because revenues shrank despite increased spending by the business units.

OTHER EXPENSES. Interest, the primary component of other expenses, increased to $133,000 for the three months ended May 31, 2000 from $104,000 for the comparable period in the prior fiscal year, an increase of $29,000 or 27.9%. The increase in interest expense is related to increased borrowings on the Company's lines of credit and other short-term borrowings to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company had approximately $3.3 million in cash and equivalents. As of May 31, 2000, the Company's cash balance had been reduced to $75,000, and the lines of credit had increased to $4.8 million from the $3.9 million outstanding at February 29, 2000. This use of cash in the first quarter was primarily attributable to the $2.4 million expended to redeem the preferred stock outstanding as of February 29, 2000, with the remainder absorbed by increasing working capital needs. Additionally, the

Company's line of credit is fully utilized and matures July 31, 2000. Management is currently in discussions with the lender and believes these discussions will be successful in securing adequate financing through February 28, 2001. It should be noted, however, that the Company's revolving credit lenders have been flexible regarding the stated credit limits, allowing the Company to borrow up to approximately $750,000 more than the stated amount of the facility. While there can be no assurance that the lenders would allow excess borrowings in those amounts in the future, management believes the lenders will continue to be flexible to help the Company meet its working capital needs. The Company is also expecting to collect several large past-due receivables. Should collection of these amounts occur, the Company's working capital situation would be significantly improved. Additionally, the Company is currently exploring several financing alternatives to maintain liquidity and support continuing growth. Those alternative include combined debt and equity financing, short-term bridge loans from lenders with which the Company has prior experience, increases in the current lines of credit, and equipment financing as an alternative to capital expenditures. While there can be no assurance that any of these alternatives will be successful, Management is confident that it will secure the funding necessary to achieve its growth objectives. If Management is unsuccessful in its efforts to obtain necessary financing, the Company's operations could be severely and negatively impacted.

The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. At February 29, 2000 the Company was in default of a covenant under its $3 million United States line of credit. Management is currently in discussions with the lender regarding renewal of the facility.

The Company does not have any significant commitments to purchase capital equipment as of May 31, 2000.

The Company received grants to fund research and development from the government of Northern Ireland of approximately $0.1 million for each of the three month periods ended May 31, 2000 and 1999. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does not anticipate that the receipt of grants will diminish significantly in the foreseeable future; however, there can be no assurance that the Company will be able to continue to receive such grants.

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

---------------------------------- ------------------------------ ------------------- -----------------------------------
   PROJECT PHASE                     PROJECT % COMPLETED           COMPLETION                     COMMENTS
   -------------                     -------------------           ----------                     --------
---------------------------------- ------------------------------ ------------------- -----------------------------------
Awareness                                    100%                   Completed
---------------------------------- ------------------------------ ------------------- -----------------------------------
Identification                               100%                   Completed
---------------------------------- ------------------------------ ------------------- -----------------------------------
Impact Analysis                              100%                   Completed
---------------------------------- ------------------------------ ------------------- -----------------------------------
Risk Evaluation                              100%                   Completed         All significant suppliers have
                                                                                      been evaluated.
---------------------------------- ------------------------------ ------------------- -----------------------------------
Remediation                                  100%                   Completed         All critical systems are
                                                                                      completed..
---------------------------------- ------------------------------ ------------------- -----------------------------------
Testing                                      100%                   Completed         Secondary tests for critical
                                                                                      systems completed.
---------------------------------- ------------------------------ ------------------- -----------------------------------
Contingency Plan                             100%                   Completed         Implemented.
---------------------------------- ------------------------------ ------------------- -----------------------------------
Overall Completion                           100%                   Completed         Implemented and completed on
Estimate                                                                              schedule.
---------------------------------- ------------------------------ ------------------- -----------------------------------

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

CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Our executive officers and directors and their affiliates beneficially hold an aggregate of approximately 18% of our outstanding shares of common stock. As a result, these shareholders, acting together, may be able to exert significant influence on many matters requiring shareholder approval, including the election of directors.

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

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of May 31, 2000, 25.3% of the Company's total debt was in fixed-rate instruments. The Company has a revolving line of credit that provides for borrowings by the Company of up to $4.8 million, which is fully utilized as of May 31. The borrowings bear interest at a variable rate of the UK bank's base lending rate plus 1.75% or the 30 day commercial paper rate plus 3.0%. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of May 31, 2000, the average maturity of the Company's short-term investments was less than one month.

PART II.  OTHER INFORMATION

ITEMS 4 AND 5 ARE NOT APPLICABLE.

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

          As of May 31, 2000, all 3,000 shares of the Series A Convertible Preferred Stock had been redeemed for a combination of cash and shares of the Company's common stock.

     (d)  Not required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          21.1 Subsidiaries of the Registrant
          27.1 Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. The Company filed a report on Form 8-K on March 29, 2000 relating to the change in the Company's certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.

/s/ Hugh Moore                               July 17, 2000
-----------------------------                -----------------------
Hugh Moore                                   Date
Vice President of Finance
Principal Accounting Officer