Form 10-Q
period 2000-08-31
UNICOMP INC
filed 2000-10-16
CIK 792341

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended AUGUST 31, 2000.
                                       or

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

                                Yes X   No
                                   ---    ---
There were 8,201,770 Common Shares outstanding as of August 31, 2000.

--------------------------------------------------------------------------------

                                  UNICOMP, INC.

                                      Index

PART I.       FINANACIAL INFORMATION                                               PAGE
     Item 1.  Financial Statements

              Consolidated Balance Sheets as of February 29, 2000
                and August 31, 2000                                                 3

              Consolidated Statements of Operations for the
                three months ended August 31, 1999 and 2000                         5

              Consolidated Statements of Operations for the
                six months ended August 31, 1999 and 2000                           7

              Consolidated Statements of Cash Flows for the
                six months ended  August 31, 1999 and 2000                          9

              Notes to the Consolidated Financial Statements                        10

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 16

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risks                                                        33


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                     34

     Item 2.  Changes in Securities and Use of Proceeds                             34

     Item 6.  Exhibits and Reports on Form 8-K                                      36

Signatures                                                                          37

Exhibits                                                                            38

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------

                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                           (AUDITED)    (UNAUDITED)
                                                                                          FEBRUARY 29,   AUGUST 31,
                                                                                              2000          2000
                                                                                          -----------    ---------
                                                                                                (In Thousands)
Current assets:
   Cash and cash equivalents ..........................................................       $ 3,288      $   392
   Accounts and other receivables:
      Trade, net of allowance of  $322 and 392 ........................................
                                                                                                5,185        4,432
      Other receivables ...............................................................           333          231
   Inventory ..........................................................................         3,429        3,736
   Prepaid expenses and Other .........................................................           880          655
                                                                                          -----------    ---------

        Total current assets ..........................................................        13,115        9,446
                                                                                          -----------    ---------

Property and equipment, net ...........................................................         4,147        3,805
                                                                                          -----------    ---------

Other assets:
   Acquired and developed software, net of accumulated amortization of $8,974
     and $9,521 .......................................................................         6,895        6,486
   Goodwill and other intangibles, net of accumulated amortization of $1,138
     and $1,584 .......................................................................         3,892        3,446
   Prepaid pension ....................................................................           695          695
   Note receivable from officer/director ..............................................           525          398
   Other ..............................................................................           629          595
   Net assets of discontinued operations ..............................................           104            0
                                                                                          -----------    ---------

        Total other assets ............................................................        12,740       11,620
                                                                                          -----------    ---------

        Total assets ..................................................................       $30,002      $24,871
                                                                                          ===========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          UNICOMP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   (AUDITED)    (UNAUDITED)
                                                                                  FEBRUARY 29,   AUGUST 31,
                                                                                      2000          2000
                                                                                  -----------    ---------
Current liabilities:
   Bank Overdraft .............................................................      $      0     $      0
   Accounts payable ...........................................................         2,155        3,624
   Accrued expenses ...........................................................           884        1,834
   Deferred revenue ...........................................................           816        1,208
   Taxes payable ..............................................................           588          485
   Lines of credit ............................................................         3,931        4,173
   Other ......................................................................           235          610
   Current portion of notes payable ...........................................           561          341
                                                                                  -----------    ---------

        Total current liabilities .............................................         9,170       12,275
                                                                                  -----------    ---------

Long-term liabilities:
   Notes payable ..............................................................         2,664        2,481
   Deferred income taxes ......................................................           525          525
   Other long-term liabilities ................................................           325          838
   Net liabilities of discontinued operations .................................             0          723
                                                                                  -----------    ---------

        Total long-term liabilities ...........................................         3,514        4,567
                                                                                  -----------    ---------

        Total liabilities .....................................................        12,684       16,842
                                                                                  -----------    ---------

Stockholders' equity:
   Preferred stock: $1 par value, authorized 5,000, 1 issued and outstanding at
      February 29, 2000 .......................................................         1,045            0
   Common stock: $.01 par value, 100,000 authorized  8,918 and  9,014 issued,
      respectively ............................................................            89           90
   Common stock issuable ......................................................           210          405
   Additional contributed capital .............................................        17,920       16,765
   Retained earnings (deficit) ................................................         1,624       (4,985)
                                                                                  -----------    ---------
                                                                                       20,888       12,275
   Less treasury stock ........................................................        (3,115)      (3,413)
   Cumulative translation adjustment ..........................................          (455)        (833)
                                                                                  -----------    ---------

        Total stockholders' equity ............................................        17,318        8,029
                                                                                  -----------    ---------

        Total liabilities and stockholders' equity ............................      $ 30,002     $ 24,871
                                                                                  ===========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                AUGUST 31,   AUGUST 31,
                                                                   1999        2000
                                                                ----------   ---------
Revenue:
   Equipment ................................................      $ 2,786     $ 2,696
   Services .................................................        1,567         623
   Software .................................................        2,456         891
                                                                ----------   ---------
      Total revenue .........................................        6,809       4,210
                                                                ----------   ---------

Cost of sales:
   Equipment ................................................        1,705       1,893
   Services .................................................          196         131
   Software .................................................          556         327
                                                                ----------   ---------
      Total cost of sales ...................................        2,457       2,351
                                                                ----------   ---------

Gross profit ................................................        4,352       1,859
                                                                ----------   ---------

Reorganization cost and asset impairment ....................           --       2,406

Selling, general and administrative expenses ................        4,015       4,302
                                                                ----------   ---------

Operating loss ..............................................          337      (4,849)
                                                                ----------   ---------

Other income (expense):
   Other, net ...............................................           22          30
   Interest, net ............................................         (136)       (132)
                                                                ----------   ---------
      Total other income (expense) ..........................         (114)       (102)
                                                                ----------   ---------
Income (loss) from continuing operations before provision
    for Income taxes ........................................          223      (4,951)
                                                                ----------   ---------
Provision for income taxes ..................................         (136)          0
                                                                ----------   ---------
Net income (loss) from continuing operations ................      $   359     $(4,951)
Income from discontinued operations .........................          197          --
                                                                ----------   ---------
Net income (loss) ...........................................      $   556     $(4,951)
                                                                ==========   =========

                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)


Net income (loss) ................................................       $           556     $       (4,951)
                                                                         ===============     ==============

Preferred stock dividends and accretion .........................        $            37     $            0
                                                                         ===============     ==============

Income(loss) available to common shareholders ...................        $           519     $       (4,951)
                                                                         ===============     ==============

Basic earnings per common share:
Income(loss) from continuing operations .........................        $           .04     $         (.60)
Income(loss) from discontinued operations .......................                    .03                 --
                                                                         ---------------     --------------
Net income(loss) ................................................        $           .07     $         (.60)
                                                                         ===============     ==============

Diluted earnings per common share:
Income(loss) from continuing operations .........................        $           .04     $         (.60)
Income(loss) from discontinued operations .......................                    .02                 --
                                                                         ---------------     --------------
Net income(loss) ................................................        $           .06     $         (.60)
                                                                         ===============     ==============

Weighted average shares .........................................                  7,495              8,202
                                                                         ===============     ==============

Weighted average shares assuming dilution .......................                  8,750              8,202
                                                                         ===============     ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                UNICOMP, INC. AND UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            (UNAUDITED)
                                                                         SIX MONTHS ENDED
                                                                      -----------------------
                                                                      AUGUST 31,    AUGUST 31,
                                                                        1999          2000
                                                                      ---------     ---------
Revenue:
   Equipment ....................................................     $   5,789      $  6,056
   Services .....................................................         3,265         1,546
   Software .....................................................         4,341         2,013
                                                                      ---------     ---------
      Total revenue .............................................        13,395         9,615
                                                                      ---------     ---------

Cost of sales:
   Equipment ....................................................         3,589         4,219
   Services .....................................................           546           198
   Software .....................................................         1,256           809
                                                                      ---------     ---------
      Total cost of sales .......................................         5,391         5,226
                                                                      ---------     ---------

Gross profit ....................................................         8,004         4,389
                                                                      ---------     ---------

Reorganization cost and asset impairment ........................            --         2,406

Selling, general and administrative expenses ....................         7,673         8,340
                                                                      ---------     ---------

Operating profit (loss) .........................................           331        (6,357)
                                                                      ---------     ---------

Other income (expense):
   Other, net ...................................................            23            14
   Interest, net ................................................          (240)         (266)
                                                                      ---------     ---------
      Total other income (expense) ..............................          (217)         (252)
                                                                      ---------     ---------
Income (loss) from continuing operations before provision for
    Income taxes ................................................           114        (6,609)
                                                                      ---------     ---------
Provision for income taxes ......................................          (240)            0
                                                                      ---------     ---------
Net income (loss) from continuing operations ....................     $     354      $ (6,609)
Income from discontinued operations .............................           430            --
                                                                      ---------     ---------
Net income (loss) ...............................................     $     784      $ (6,609)
                                                                      =========     =========

                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



Net income (loss) ................................................       $           784     $        (6,609)
                                                                         ===============     ===============

Preferred stock dividends and accretion...........................       $            68     $             0
                                                                         ===============     ===============

Income(loss) available to common shareholders.....................       $           716     $        (6,609)
                                                                         ===============     ===============

Basic earnings per common share:
Income(loss) from continuing operations...........................       $           .04     $          (.80)
Income(loss) from discontinued operations.........................                   .06                  --
                                                                         ---------------     ---------------
Net income(loss) .................................................       $           .10     $          (.80)
                                                                         ===============     ===============

Diluted earnings per common share:
Income(loss) from continuing operations...........................       $           .03     $          (.80)
Income(loss) from discontinued operations.........................                   .05                  --
                                                                         ---------------     ---------------
Net income(loss) .................................................       $           .08     $          (.80)
                                                                         ===============     ===============

Weighted average shares...........................................                 7,503               8,220
                                                                         ===============     ===============

Weighted average shares assuming dilution.........................                 8,683               8,220
                                                                         ===============     ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                  SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          (UNAUDITED)
                                                                        SIX MONTHS ENDED
                                                                     ----------------------
                                                                     AUGUST 31    AUGUST 31
                                                                       1999         2000
                                                                     ---------    ---------
                                                                         (In Thousands)
Net cash provided (used) by operating activities:
   Net income (loss) from continuing operations .................     $   354      $(6,609)
   Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
      Depreciation and amortization .............................       2,091        1,335
      Write down of acquired and developed software .............           0          944
      Allowance for doubtful accounts ...........................           4          327
      Gain on disposition of joint venture ......................         (36)          (8)
      Changes in assets and liabilities:
        Accounts and other receivables ..........................         (60)         250
        Inventory ...............................................         920         (334)
        Prepaid expenses ........................................        (835)         183
        Accounts payable ........................................      (1,086)       1,502
        Accrued expenses ........................................          74        1,386
        Deferred revenue ........................................        (259)         446
        Taxes payable ...........................................        (169)         (58)
        Other ...................................................        (115)         662
                                                                     --------     --------
Cash provided (used) by continuing operations ...................         883           26

      Income from discontinued operations .......................         430           --
      Cash provided (used) by discontinued operations ...........          23          827
                                                                     --------     --------
               Net cash provided (used) by operating activities .       1,336          853
Cash flow from investing activities:

   Capital expenditures .........................................        (283)         (96)
   Purchase of acquired company .................................        (259)         (75)
   Payment received on note for sale of joint venture ...........          85           18
   Proceeds from disposition of joint venture ...................          10            0
   Acquired and developed software ..............................      (1,077)      (1,227)
                                                                     --------     --------
               Net cash used by investing activities ............      (1,524)      (1,380)
                                                                     --------     --------
Cash flow from financing activities:
   Common stock issued and to be issued, net ....................           0          348
   Redemption of preferred stock ................................           0       (2,353)
   Bank overdraft ...............................................           0            0
   Payments on borrowings .......................................        (647)        (959)
   Proceeds from borrowing ......................................         703          825
   Payment of preferred stock dividends .........................         (68)           0
   Receivables from related parties .............................           0          127
   Purchase of Treasury Stock ...................................        (536)        (298)
                                                                     --------     --------
               Net cash provided (used) by financing activities .        (548)      (2,310)
                                                                     --------     --------
Net increase (decrease) in cash .................................        (736)      (2,837)
Effect of exchange rate changes on cash .........................         (52)         (59)
                                                                     --------     --------
Cash and cash equivalents at beginning of period ................       1,400        3,288
                                                                     --------     --------
Cash and cash equivalents at end of period ......................     $   612      $   392
                                                                     ========     ========

Cash paid for interest ..........................................     $   246           94
                                                                     ========     ========
Cash paid for taxes .............................................     $    56           58
                                                                     ========     ========

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

                                                              THREE MONTHS         SIX MONTHS
                                                             ENDED AUGUST 31     ENDED AUGUST 31
                                                            ----------------    ----------------
                                                             2000       1999     2000      1999
                                                            -----      -----    -----     -----
Weighted average shares                                     8,202      7,495    8,220     7,503
Dilutive effect of common stock options and
      Warrants                                                  0      1,255        0     1,180
                                                            -----      -----    -----     -----
Weighted average shares assuming dilution                   8,202      8,750    8,220     8,683
                                                            =====      =====    =====     =====

     Options and warrants to purchase 400,000 shares of common stock at a weighted average price of $7.12 per share for the six months ended August 31, 1999 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options and warrants outstanding for the three and six months ended August 31, 2000 were excluded from the calculation of diluted earnings per share due to the net loss for the six month period.

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

     Revenues of ICS UniComp were $2.6 million for the three months and $5.3 million for the six months ended August 31, 1999. The results of operations of ICS UniComp and all other discontinued operations have been excluded from the Company's continuing operations in all periods presented. A summary of the net assets of ICS UniComp, which have been reflected separately in the consolidated balance sheets as of August 31, 2000 and February 29, 2000, is as follows (in thousands):

                                            August, 2000    February, 2000
                                            ------------    --------------
         Current assets                          $   181          $ 1,384
         Property and equipment, net                  --                0
         Other assets                                695              631
         Current liabilities                      (1,599)          (1,911)
         Long-term debt                               --               (0)
                                            ------------    --------------
                                                   $(723)            $104
                                            ============    ==============


4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands) for the three and six month periods ended August 31, 2000 and 1999.

                                                             (THREE MONTHS ENDED)      (SIX MONTHS ENDED)
                                                             --------------------      ------------------
                                                             8/31/00      8/31/99      8/31/00    8/31/99
                                                             -------      -------      -------    -------
        Net Income (loss)                                    (4,951)          556      (6,609)        784
        Change in Cumulative Translation Adjustment            (330)           38        (378)        (52)
                                                             ------       -------      ------     -------
           Comprehensive Income (loss)
                                                             (5,281)          594      (6,987)        732
                                                             ======       =======      ======     =======

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

                                                          LEGACY
                                                        EXTENSION
                                                           AND
                                                         VERTICAL       TRANSACTION
                                                       APPLICATION       E-BUSINESS
                  SEGMENT REPORTING                      SOFTWARE        SOLUTIONS         TOTAL
      ----------------------------------------------   ------------    --------------    --------
      Three months ended August 31, 2000:
        Revenues                                         $  1,439          $  2,771      $  4,210
        Cost of sales                                         433             1,918         2,351
        Gross profit                                        1,006               853         1,859
        Operating expenses                                  4,593             2,115         6,708
        Operating loss                                     (3,587)           (1,262)       (4,849)
        Total assets                                       15,208             9,663        24,871

      Three months ended August 31, 1999:
        Revenues                                         $  3,950          $  2,859      $  6,809
        Cost of sales                                         861             1,596         2,457
        Gross profit                                        3,089             1,263         4,352
        Operating expenses                                  2,889             1,126         4,015
        Operating income                                      200               137           337
        Total assets                                       20,392            10,136        30,528


                                                          LEGACY
                                                        EXTENSION
                                                           AND
                                                         VERTICAL       TRANSACTION
                                                       APPLICATION       E-BUSINESS
                  SEGMENT REPORTING                      SOFTWARE        SOLUTIONS         TOTAL
      ----------------------------------------------   ------------    --------------    --------
      Six months ended August 31, 2000:
        Revenues                                         $  3,454          $  6,161      $  9,615
        Cost of sales                                         892             4,334         5,226
        Gross profit                                        2,562             1,827         4,389
        Operating expenses                                  7,605             3,141        10,746
        Operating loss                                     (5,043)           (1,314)       (6,357)
        Total assets                                       15,208             9,663        24,871

      Six months ended August 31, 1999:
        Revenues                                         $  7,469          $  5,926       $ 13,395
        Cost of sales                                       1,777             3,614          5,391
        Gross profit                                        5,692             2,312          8,004
        Operating expenses                                  5,623             2,050          7,673
        Operating income (loss)                                69               262            331
        Total assets                                       20,392            10,136         30,528


      The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                                            UNITED
                                                                            STATES         FOREIGN       TOTAL
                                                                        -------------  -------------   -------
      Three months ended August 31, 2000:
        Revenues                                                            $3,155          $1,055     $4,210
        Cost of sales                                                        2,009             342      2,351
        Gross profit                                                         1,146             713      1,859
        Operating expenses                                                   3,124           3,584      6,708
        Operating loss                                                      (1,978)         (2,871)    (4,849)
        Long-term assets                                                     8,388           7,037     15,425
        Total assets                                                        14,527          10,344     24,871
      Three months ended August 31, 1999:
        Revenues                                                             4,872           1,937      6,809
        Cost of sales                                                        1,915             542      2,457
        Gross profit                                                         2,957           1,395      4,352
        Operating expenses                                                   1,696           2,319      4,015
        Operating income                                                     1,261            (924)       337
        Long-term assets                                                     8,481          10,451     18,932
        Total assets                                                        14,826          15,702     30,528

                                                                            UNITED
                                                                            STATES         FOREIGN       TOTAL
                                                                        -------------  -------------   -------
      Six months ended August 31, 2000:
        Revenues                                                            $7,021          $2,594     $9,615
        Cost of sales                                                        4,444             782      5,226
        Gross profit                                                         2,577           1,812      4,389
        Operating expenses                                                   5,045           5,701     10,746
        Operating loss                                                      (2,468)         (3,889)    (6,357)
        Long-term assets                                                     8,388           7,037     15,425
        Total assets                                                        14,527          10,344     24,871
      Six months ended August 31, 1999:
        Revenues                                                             8,472           4,923     13,395
        Cost of sales                                                        4,020           1,371      5,391
        Gross profit                                                         4,452           3,552      8,004
        Operating expenses                                                   3,163           4,510      7,673
        Operating income                                                     1,289            (958)       331
        Long-term assets                                                     8,481          10,451     18,932
        Total assets                                                        14,826          15,702     30,528

      The Company sells its products and services to a variety of customers. Symbol Technologies represented 17.6% of company revenue for the three month and 16.0% of company revenue for the six month period ended August 31, 2000. Symbol Technologies represented 11.4% of company revenue for the three month and 10.4% of company revenue for the six month periods ended August 31, 1999.

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

8.    IMPAIRMENT OF ASSETS AND REORGANIZATION COSTS

      During the second quarter and as of September 1, 2000, the Company reorganized through plans to consolidate and refocus existing business units. These plans will allow the Company to more effectively manage its existing businesses in the current, rapidly changing market conditions. In connection therewith, management also reevaluated the Company's investment in capitalized software in light of current market conditions and the reorganization plans. Management determined that, based on current market conditions, evolving sales strategies, and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of certain long-lived assets, notably software of its transaction processing subsidiary, may not be recoverable. The resultant impairment of long-lived assets, due principally to the impact of current market conditions and a shift in sales strategy in the direction of transaction processing revenues, necessitated a write-down of approximately $.9 million.

    In connection with effecting the reorganization, the Company has also recorded costs and accrued liabilities to close inactive operations. The reorganization, which was substantially completed in the third quarter of fiscal 2001, also included the termination of certain redundant staff positions. Details of this element of the reorganization were finalized and communicated in the second and third quarters of fiscal 2001. Compensation costs, including severance and other termination benefits, and other future costs related to the reorganization, were recognized in the second and third quarters of the current fiscal year as noted below.

    Asset impairment and reorganization costs for the quarters ended August 31, 2000 and November 30, 2000 are as follows (in thousands):

                                                                          Quarter Ended
                    Cost related to                                  8/31/00        11/30/00
                    ---------------                                 --------        --------
Write-off of capitalized software development
  costs................................................             $    945        $
Inactive operation closure.............................                  400
Compensation costs for severance and other
   termination benefits................................                   24             281
Other asset write-downs and costs......................                1,037             205
                                                                    --------        --------
                                                                    $  2,406        $    486

    As of October 16, 2000, approximately 80 employee terminations and resignations were related to reorganization actions. Accrued reorganization and related costs at October 16, 2000 totaled approximately $500,000, which is considered adequate to cover the employee related costs, including leased vehicle leases, which remain as a result of the reorganization plan.

    As a result of these reorganization efforts, the Company has reduced its annual selling, general, and administrative costs, primarily through payroll and related cost reduction, by approximately $5,000,000 annually. See discussion in the MD&A where the Company breaks total selling, general, and administrative costs for the three and six month periods ended 8/31/00 into recurring, non-recurring, and one time, reorganization and asset impairment costs.

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

OVERVIEW

UniComp, Inc. (the Company), founded in 1985, is a provider of retail e-business solutions and legacy extension and innovative vertical application software for small and large companies, resellers and system integrators worldwide. The Company licenses its technology to a cross section of industries including manufacturing, distribution, transportation, public-sector, point of sale and transaction processors. Additionally, the Company provides installation, training, and systems integration, serving a worldwide network of end user customers, dealers and distributors. The Company's strategy is to emphasize its software products, acquire synergistic technologies and businesses, and to expand its services business within its existing geographic markets. In the first two quarters of fiscal year ending February 28, 2001, the Company generated $9.6 million in total revenue, of which $6.1 million was derived from sales of computer equipment, primarily transaction processing equipment and retail wireless devices, and $1.5 million was derived from information technology services. The remaining $2.0 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

Financial information by reportable segment for the three and six month periods ended August 31, 2000 and 1999 is included in Note 6 of the Notes to Consolidated Financial Statements.




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

RESULTS OF CONTINUING OPERATIONS

The following table summarizes the Company's results of continuing operations in dollars and as a percentage of total revenue for the three and six months ending August 31, 1999 and 2000.

                                               THREE MONTHS ENDED                               SIX MONTHS ENDED
                                   ------------------------------------------   ----------------------------------------------
                                          8/31/99               8/31/00                8/31/99               8/31/00
                                          -------               -------                -------               -------
                                      (in thousands, except percentage data)        (in thousands, except percentage data)
Total revenue ................     $  6,809    100.0%    $  4,210    100.0%      $ 13,395    100.0%    $  9,615    100.0%
Cost of sales ................        2,457     36.1        2,351     55.8          5,391     40.2        5,226     54.4
                                   --------   ------     --------   ------       --------   ------     --------   -------
Gross profit .................        4,352     63.9        1,859     44.2          8,004     59.8        4,389     45.6
Selling, general and
administrative expenses ......        4,015     59.0        6,708    159.3          7,673     57.3       10,746    111.7
                                   --------   ------     --------   ------       --------   ------     --------   -------
Operating income (loss) ......          337      4.9       (4,849)  (115.1)           331      2.5       (6,357)   (66.1)
Other expense ................          114      1.7          102      2.4            217      1.6          252      2.6
                                   --------   ------     --------   ------       --------   ------     --------   -------
Income (loss) before taxes ...          223      3.2       (4,951)  (117.5)           114      0.9       (6,609)   (68.7)
Provision for taxes ..........         (136)    (2.0)           0      0.0           (240)    (1.8)           0      0.0
                                   --------   ------     --------   ------       --------   ------     --------   -------
Net income (loss) ............     $    359      5.2     $ (4,951)  (117.5)      $    354      2.7     $ (6,609)   (68.7)
                                   ========   ======     ========   ======       ========   ======     ========   ======


THREE AND SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 31, 2000.

REVENUE

Revenue for the three months ended August 31, 2000 decreased to $4.2 compared to $6.8 million for the three months ended August 31, 1999, a decrease of $2.6 million, or 38.2%. Revenue for the six months ended August 31, 2000 fell to $9.6 million from $13.4 million for the six months ended August 31, 1999, a decrease of $3.8 million, or 28.4%. These decreases are detailed below.

EQUIPMENT REVENUE

The following table summarizes the revenue generated from sales of computer equipment for the three months ended August 31, 2000 and the comparable period from the prior fiscal year.

                                                 THREE MONTHS ENDED     INCREASE/(DECREASE)
                                                 ------------------     -------------------
                                                  (in thousands, except percentage data)
                                                 8/31/99   8/31/00        $             %
                                                 -------   -------      ------        -----
    Transaction-processing Equipment .......     $ 1,575   $ 1,252        (323)       (20.5)
    Retail Wireless Devices and Other
    Equipment ..............................       1,211     1,444         233         19.2
                                                 -------   -------      ------        -----
    Total Equipment Revenue ................     $ 2,786   $ 2,696         (90)        (3.2)
                                                 =======   =======      ======        =====

                                                  SIX MONTHS ENDED      INCREASE/(DECREASE)
                                                 ------------------     -------------------
                                                  (in thousands, except percentage data)
                                                 8/31/99   8/31/00        $             %
                                                 -------   -------      ------        -----



    Transaction-processing Equipment .......     $ 3,422   $ 2,981        (441)       (12.9)
    Retail Wireless Devices and Other
    Equipment ..............................       2,367     3,075         708         29.9
                                                 -------   -------      ------        -----
    Total Equipment Revenue ................     $ 5,789   $ 6,056         267          4.6
                                                 =======   =======      ======        =====

The increase in revenue from retail wireless devices and other equipment for both the three and six month periods is due to the continuing strong performance of the Continuum business unit. The decrease in revenue from transaction processing equipment for both the three and six month periods is largely due to the Company's tight cash position.

SERVICES REVENUE

Revenue from information technology services decreased to $.6 and $1.5 million for the three and six months ended August 31, 2000 from $1.6 and $3.3 million for the comparable periods in the prior fiscal year, a decrease of $1.0 and $1.8 million or 62.5% and 54.5%. These decreases are primarily due to poor performances by the United Kingdom business units.

SOFTWARE REVENUE

The following table summarizes the revenue from software licensing and support.

                                                 THREE MONTHS ENDED     INCREASE/(DECREASE)
                                                 ------------------     -------------------
                                                  (in thousands, except percentage data)
                                                 8/31/99   8/31/00        $             %
                                                 -------   -------      ------        -----
    Initial License Fees:
       Legacy Extension ....................     $ 1,871   $   227      (1,644)       (87.9)
       E-commerce ..........................          16         7          (9)       (56.3)
       Other ...............................         124       190          66         53.2
                                                 -------   -------      ------        -----
    Total Initial License Fees .............       2,011       424      (1,587)       (78.9)
                                                 -------   -------      ------        -----


    Software Support Fees:
       Legacy Extension ....................         287       364          77         26.8
       E-commerce ..........................           8         8           0            0
       Other ...............................         150        95         (55)       (36.7)
                                                 -------   -------      ------        -----
    Total Software Support Fees ............         445       467          22          4.9
                                                 -------   -------      ------        -----

    Total Software Revenue .................     $ 2,456   $   891     $(1,565)       (63.7)
                                                 =======   =======      ======        =====









                                                   SIX MONTHS ENDED       INCREASE/(DECREASE)
                                                 ------------------     -------------------
                                                  (in thousands, except percentage data)
                                                 8/31/99   8/31/00        $             %
                                                 -------   -------      ------        -----
    Initial License Fees:



       Legacy Extension ....................     $ 3,162   $   853      (2,309)       (73.0)
       E-commerce ..........................          60        29         (31)       (51.7)
       Other ...............................         226       248          22          9.7
                                                 -------   -------     -------        -----
    Total Initial License Fees .............       3,448     1,130      (2,318)       (67.2)
                                                 -------   -------     -------        -----


    Software Support Fees:
       Legacy Extension ....................         511       658         147         28.8
       E-commerce ..........................          44        32         (12)       (27.3)
       Other ...............................         338       193        (145)       (42.9)
                                                 -------   -------     -------        -----
    Total Software Support Fees ............         893       883         (10)        (1.1)
                                                 -------   -------     -------        -----

    Total Software Revenue .................     $ 4,341   $ 2,013     $(2,328)       (53.6)
                                                 =======   =======     =======        =====

Legacy extension software revenue by major product class is as follows.

                                                 THREE MONTHS ENDED      INCREASE/(DECREASE)
                                                 ------------------     -------------------
                                                 8/31/99   8/31/00        $             %
                                                 -------   -------      ------        -----
                                                  (in thousands, except percentage data)
    UNIBOL36...............................        1,024       238       (786)        (76.8)
    UNIBOL400..............................        1,134       353       (781)        (68.9)
                                                 -------   -------     -------        -----

    Total Platform Migration Revenue.......      $ 2,158     $ 591     (1,567)        (72.6)
                                                 =======   =======     =======        =====

                                                  SIX MONTHS ENDED       INCREASE/(DECREASE)
                                                 ------------------     -------------------
                                                 8/31/99   8/31/00        $             %
                                                 -------   -------      ------        -----
                                                   (in thousands, except percentage data)
     UNIBOL36..............................        1,567       817       (750)        (47.9)
     UNIBOL400.............................        2,106       694     (1,412)        (67.0)
                                                 -------   -------     -------        -----

     Total Platform Migration Revenue......      $ 3,673   $ 1,511     (2,162)        (58.9)
                                                 =======   =======     =======        =====

Legacy extension software revenue was negatively impacted for both the three and six month periods ending August 31, 2000 by a failed management buy out ("MBO"). Partly as a result of the MBO, the Company has reorganized its UK operations into a single trading entity under new management. The Company expects legacy extension revenues for both the UNIBOL 36 and UNIBOL 400 products to stabilize and begin to ramp up again by the end of the current fiscal year.

INTERNATIONAL REVENUE.

Revenue from international operations, principally in Northern Ireland, decreased to $1.1 and $2.6 million for the three and six months ended August 31, 2000 from $1.9 and $4.9 million for the comparable periods in the prior fiscal year, decreases of $0.8 and $2.3 million or 42% and 47%. These decreases are due to shortfalls in all significant foreign business units. Revenue from domestic operations decreased to $3.2 and $7.0 million for the three and six months ended August 31, 2000 from $4.9 and $8.5 million for the comparable period in the prior fiscal year, decreases of $1.7 and $1.5 million, or 34.7% and 17.6%. The decreases are due to shortfalls in transaction processing equipment and legacy extension software sales.





GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and six months ended August 31, 2000 and the comparable period for the prior fiscal year.

                                                                     THREE MONTHS ENDED
                                                        ------------------------------------------



                                                         (in thousands, except percentage data)
                                                               8/31/99               8/31/00
                                                               -------               -------
                                                            GROSS PROFIT           GROSS PROFIT
                                                            ------------           ------------
                                                           $            %         $           %
                                                        ------       ------     -----      -------
     Information Technology Services ..............      1,371         87.5       492         79.0
                                                        ------                  -----

     Equipment:
         Transaction-processing Equipment .........        630         40.0       630         50.3
         Retail Wireless Devices and Other
         Equipment ................................        451         37.2       173         12.0
                                                        ------                  -----
     Total Equipment ..............................      1,081         38.8       803         29.8
                                                        ------                  -----

     Software:
         Legacy Extension .........................      1,802         83.5       371         62.8
         E-commerce ...............................        (90)      (375.0)      (16)      (106.7)
         Other ....................................        188         68.6       209         73.3
                                                        ------                  -----
     Total Software ...............................      1,900         77.4       564         63.2
                                                        ------                  -----

     Total Gross Profit ...........................      4,352         63.9     1,859         44.2
                                                        ======                  =====

                                                                     SIX MONTHS ENDED
                                                        ------------------------------------------
                                                         (in thousands, except percentage data)
                                                               8/31/99               8/31/00
                                                               -------               -------
                                                            GROSS PROFIT           GROSS PROFIT
                                                            ------------           ------------
                                                           $            %         $           %
                                                        ------       ------     -----      -------
     Information Technology Services ..............      2,719         83.3     1,348         87.2
                                                        ------                  -----

     Equipment:
         Transaction-processing Equipment .........      1,324         38.7     1,083         36.2
         Retail Wireless Devices and Other
         Equipment ................................        876         37.0       754         14.9
                                                        ------                  -----
     Total Equipment ..............................      2,200         38.0     1,837         30.3
                                                        ------                  -----

     Software:
         Legacy Extension .........................      2,905         79.1       939         62.1
         E-commerce ...............................       (143)      (137.5)      (91)      (313.8)
         Other ....................................        323         57.3       356         80.7
                                                        ------                  -----

     Total Software ...............................      3,085         71.1     1,204         59.8
                                                        ------                  -----

     Total Gross Profit ...........................      8,004         59.8     4,389         45.6
                                                        ======                  =====

Gross profit margins for equipment and services vary from quarter to quarter depending on customer demands and product mix. Equipment margins in both the three and six month periods shrank due to decreasing margins on sales from the Company's transaction processing business units.

SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. During the quarter ended August 31, 2000, the Company reorganized several of its business units in an effort to reduce selling, general, and administrative expenses to more reasonable levels in future quarters. Approximately 80 people who were on the Company's payrolls at the beginning of the quarter are no longer employed by the Company as of October 16, 2000.




The Company incurred certain costs related to the reduction of head count. An additional $.5 million related to the reduction of head count will be recognized in the third fiscal quarter. Additionally, the Company wrote down the assets of its Australian operation pending disposal, wrote down the net assets of two other inactive operations, and wrote off capitalized software development costs at its transaction processing operation as that company's revenue stream is shifting away from software sales toward transaction processing revenues. The following table summarizes selling, general, and administrative expenses for the three and six month periods ended August 31, 2000.

                                                  THREE MONTHS   SIX MONTHS
                                                      ENDED        ENDED
                                                     8/31/00      8/31/00
                                                  ------------   ----------
     Reorganization related costs...........      $      2,406   $    2,406
     Non-recurring selling, general, &
     administrative.........................             1,250        2,500
     Recurring selling, general, &
     administrative ........................             3,052        5,840
                                                  ------------   ----------
     Total selling, general, & administrative            6,708       10,746
                                                  ============   ==========

The increase in selling, general, and administrative expenses of $.3 million for the three months ended August 31, 2000 versus the three months ended August 31, 1999 is primarily due to an increase in the bad debt provision. The $.7 million increase in the six month period is due to increases in the bad debt provision and salaries and a reduction in grant income recognized.

OTHER EXPENSES. Interest, the primary component of other expenses, was relatively unchanged for both the three and six month periods ended August 31, 2000 compared with the same periods in the prior fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company had approximately $3.3 million in cash and equivalents. As of August 31, 2000, the Company's cash balance had been reduced to $392,000, and the lines of credit had increased to $4.2 million from the $3.9 million outstanding at February 29, 2000. This use of cash during the six months ended August 31, 2000 was primarily attributable to the $2.4 million expended to redeem the preferred stock outstanding as of February 29, 2000, with the remainder absorbed by increasing working capital needs. Additionally, the Company's U. S. line of credit is fully utilized and matures October 31, 2000. Management is currently in discussions with the lender and believes these discussions will be successful in securing adequate financing through February 28, 2001. The Company is expecting to collect several large past-due receivables. Should collection of these amounts occur, the Company's working capital situation would be significantly improved. Additionally, the Company is currently exploring several financing alternatives to maintain liquidity and support continuing growth. Those alternatives include combined debt and equity financing, short-term bridge loans from lenders with which the Company has prior experience, increases in the current lines of credit, and equipment financing as an alternative to capital expenditures. While there can be no assurance that any of these alternatives will be successful, Management is confident that it will secure the funding necessary to achieve its growth objectives. If Management is unsuccessful in its efforts to obtain necessary financing, the Company's operations could be severely and negatively impacted.

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

The Company does not have any significant commitments to purchase capital equipment as of August 31, 2000.

The Company received grants to fund research and development from the government of Northern Ireland of approximately $0.1 million for each of the six month periods ended August 31, 2000 and 1999. These grants are subject to the legislative rules and regulations of Northern Ireland and the United Kingdom. Management does anticipate that the receipt of grants will decrease in the foreseeable future.

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

---------------------------------------------------------------------------------------------------------------
   PROJECT PHASE             PROJECT % COMPLETED           COMPLETION                   COMMENTS
   -------------             -------------------           ----------                   --------
---------------------------------------------------------------------------------------------------------------
Awareness                          100%                    Completed
---------------------------------------------------------------------------------------------------------------
Identification                     100%                    Completed
---------------------------------------------------------------------------------------------------------------
Impact Analysis                    100%                    Completed
---------------------------------------------------------------------------------------------------------------
Risk Evaluation                    100%                    Completed        All significant suppliers have
                                                                            been evaluated.
---------------------------------------------------------------------------------------------------------------
Remediation                        100%                    Completed        All critical systems are
                                                                            completed.
---------------------------------------------------------------------------------------------------------------
Testing                            100%                    Completed        Secondary tests for critical
                                                                            systems completed.
---------------------------------------------------------------------------------------------------------------
Contingency Plan                   100%                    Completed        Implemented.
---------------------------------------------------------------------------------------------------------------
Overall Completion                 100%                    Completed        Implemented and completed on
Estimate                                                                    schedule.
---------------------------------------------------------------------------------------------------------------

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

DISTRIBUTION OF MANAGEMENT OF OVERSEAS OPERATIONS

Any significant disruption in the management of our international operations could have a material adverse effect on our business, results of operations and financial condition. Our headquarters and administrative offices are located in Atlanta, Georgia; however, as of October 16, 2000, approximately 60 of our 140 employees work in our international facilities. This geographical distance, as well as the time-zone difference, can isolate management from operational issues, delay communications and require devotion of a significant amount of time, effort and expense to international travel. In the future, we may face significant management demands associated with our international operations.

As a result of the company-wide reorganization and continuing shift in revenues and employees to the United States, the Company's Principal Accounting position has been relocated to the United States. Until an appropriate individual can be identified, the Chief Executive Officer will serve as acting Chief Financial Officer.

CHANGES IN OPERATIONS IN NORTHERN IRELAND

A significant number of our personnel and operations are located in Northern Ireland. Northern Ireland has historically experienced periods of religious, civil and political unrest. Northern Ireland may experience further unrest which could disrupt our ability to provide information technology services and product development programs and have a material adverse effect on our results of operations and financial condition. For each of the past three fiscal years, the Northern Ireland government has granted to us approximately $0.4 million to fund our research and development programs. Our use of these funds is subject to various rules and regulations, including the requirement that we repay such funds in the event we remove certain operations from Northern Ireland. We cannot be sure that we will continue to be eligible for or will receive similar grants in the future or, if such grants are received, whether additional restrictions will apply to our use of such funds.

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

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of August 31, 2000, 27.4% of the Company's total debt was in fixed-rate instruments. The Company has a revolving line of credit that provides for borrowings by the Company of up to $3.0 million, which is fully utilized as of August 31. The Company also has a UK revolving line of credit that is currently being re-negotiated with the UK lender. There is no current availability on that facility as of August 31. The borrowings bear interest at a variable rate of the UK bank's base lending rate plus 1.75% or the 30 day commercial paper rate plus 3.0%. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of August 31, 2000, the average maturity of the Company's short-term investments was less than one month.

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

UNICOMP, INC.

/s/Stephen A. Hafer                                       August 16, 2000
----------------------------------                        ----------------------
Stephen A. Hafer                                              Date
Chairman of the Board, President, Chief Executive Officer,
and acting Chief Financial Officer
Principal Executive Officer