Form 10-Q
period 2000-11-30
UNICOMP INC
filed 2001-01-22
CIK 792341

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended NOVEMBER 30, 2000

                                       or

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

There were 8,154,970 Common Shares outstanding as of November 30, 2000.

--------------------------------------------------------------------------------

                                  UNICOMP, INC.

                                      Index

                                                                             PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of February 29, 2000
                      and November 30, 2000                                    3

                  Consolidated Statements of Operations for the
                      three months ended November 30, 1999 and 2000            5

                  Consolidated Statements of Operations for the
                      nine months ended November 30, 1999 and 2000             7

                  Consolidated Statements of Cash Flows for the
                      nine months ended November 30, 1999 and 2000             9

                  Notes to the Consolidated Financial Statements              10

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     17

         Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risks                                           33

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           34

         Item 2.  Changes in Securities and Use of Proceeds                   34

         Item 6.   Exhibits and Reports on Form 8-K                           36

Signatures                                                                    36

Exhibits                                                                      37

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

    -----------------------------------

                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                              (AUDITED)        (UNAUDITED)
                                                                                             FEBRUARY 29,      NOVEMBER 30
                                                                                                 2000              2000
                                                                                            ---------------    ---------------
                                                                                                         (In Thousands)
Current assets:
   Cash and cash equivalents...........................................................     $            3,288  $             823
   Accounts and other receivables:
      Trade, net of allowance of  $190 and  $199  .....................................                  2,866              1,999
      Other receivables................................................................                    333                192
   Inventory...........................................................................                  3,405              3,556
   Prepaid expenses and Other..........................................................                    669                322
                                                                                                ---------------    ---------------

        Total current assets...........................................................                 10,561              6,892
                                                                                                ---------------    ---------------

Property and equipment, net............................................................                  3,808              3,842
                                                                                                ---------------    ---------------

Other assets:
   Acquired and developed software, net of accumulated amortization of $1,621
     and $667..........................................................................                  2,173              1,434
   Goodwill and other intangibles, net of accumulated amortization of $846 and
     $1,185............................................................................                  3,392              2,957
    Note receivable from officer/director..............................................                    525                462
   Other...............................................................................                    629                632
   Net assets of discontinued operations...............................................                  7,426                  0
                                                                                                ---------------    ---------------

        Total other assets.............................................................                 14,145              5,485
                                                                                                ---------------    ---------------

        Total assets...................................................................     $           28,514  $          16,219
                                                                                                ===============    ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    (AUDITED)        (UNAUDITED)
                                                                                   FEBRUARY 29,      NOVEMBER 30
                                                                                       2000              2000
                                                                                  ---------------    ---------------
Current liabilities:
   Accounts payable..............................................................            1,990             2,827
   Accrued expenses..............................................................              756             1,356
   Deferred revenue..............................................................              358               644
   Taxes payable.................................................................              235               112
   Lines of credit...............................................................            3,547             3,964
   Other.........................................................................              235               480
   Current portion of notes payable..............................................              561               343
                                                                                    ---------------   ---------------

        Total current liabilities................................................            7,682             9,726
                                                                                    ---------------   ---------------

Long-term liabilities:
   Notes payable.................................................................            2,664             2,786
   Deferred income taxes.........................................................              525               525
   Other long-term liabilities...................................................              325               690
   Net liabilities of discontinued operations....................................                0               688
                                                                                    ---------------   ---------------

        Total long-term liabilities..............................................            3,514             4,689
                                                                                    ---------------   ---------------

        Total liabilities........................................................           11,196            14,415
                                                                                    ---------------   ---------------

Stockholders' equity:
   Preferred stock: $1 par value, authorized 5,000, 1 issued and outstanding at
      February 29, 2000 .........................................................            1,045                 0
   Common stock: $.01 par value, 100,000 authorized  8,918 and  9,014 issued,
      respectively...............................................................               89                90
   Common stock issuable.........................................................              210               405
   Additional contributed capital................................................           17,920            16,765
   Retained earnings (deficit)...................................................            1,624           (11,236)
                                                                                    ---------------   ---------------
                                                                                            20,888             6,024
   Less treasury stock...........................................................           (3,115)           (3,462)
   Cumulative translation adjustment.............................................             (455)             (758)
                                                                                    ---------------   ---------------

        Total stockholders' equity...............................................           17,318             1,804
                                                                                    ---------------   ---------------

        Total liabilities and stockholders' equity............................... $         28,514   $        16,219
                                                                                    ===============   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                         -------------------------------------
                                                                            NOVEMBER 30,        NOVEMBER 30,
                                                                               1999                 2000
                                                                         ------------------  -----------------
Revenue:
   Equipment......................................................       $           2,979    $         2,179
   Services.......................................................                   1,035                486
   Software.......................................................                   1,752                638
                                                                         ------------------  -----------------
      Total revenue...............................................                   5,766              3,303
                                                                         ------------------  -----------------

Cost of sales:
   Equipment......................................................                   2,038              1,293
   Services.......................................................                     253                103
   Software.......................................................                     229                178
                                                                         ------------------  -----------------
      Total cost of sales.........................................                   2,520              1,574
                                                                         ------------------  -----------------

Gross profit......................................................                   3,246              1,729
                                                                         ------------------  -----------------

Selling, general and administrative expenses before reorganization
   cost ..........................................................                   3,037              1,876
                                                                         ------------------  -----------------

Operating income (loss) before reorganization cost................                     209               (147)
                                                                         ------------------  -----------------

Reorganization cost ..............................................                       -                 54
                                                                         ------------------  -----------------
Operating income (loss)...........................................                     209               (201)
                                                                         ------------------  -----------------
Other income (expense):
   Other, net.....................................................                       4                  5
   Interest, net..................................................                    (121)               (97)
                                                                         ------------------  -----------------
      Total other income (expense)................................                    (117)               (92)
                                                                         ------------------  -----------------
Income (loss) from continuing operations before provision for
    Income taxes..................................................                      92               (293)
                                                                         ------------------  -----------------
Provision (benefit) for income taxes..............................                    (200)                 0
                                                                         ------------------  -----------------
Net income (loss) from continuing operations......................       $             292    $          (293)
Discontinued operations:
      Income (loss)from discontinued operations...................                     310             (4,160)
      Loss on disposal............................................                       -             (1,798)
                                                                         ------------------  -----------------
Net income (loss) ................................................       $             602    $        (6,251)
                                                                         ==================  =================

                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

Net income (loss) ................................................       $          602      $         (6,251)
                                                                         ===============     =================

Preferred stock dividends and accretion...........................       $           37      $              0
                                                                         ===============     =================

Income(loss) available to common shareholders.....................       $          565      $         (6,251)
                                                                         ===============     =================

Basic earnings per common share:
Income(loss) from continuing operations...........................       $          .04      $           (.03)
Discontinued operations:
       Income(loss) from operations...............................       $          .04                  (.51)
       Loss on disposal...........................................                    -                  (.22)
                                                                         ---------------     -----------------
Net income (loss) ................................................                  .08                  (.76)
                                                                         ===============     =================

Diluted earnings per common share:
Income(loss) from continuing operations...........................       $          .03      $           (.03)
Discontinued operations:
     Income  (loss) from operations...............................                  .03                  (.51)
     Loss on disposal.............................................                    -                  (.22)
                                                                         ---------------     -----------------
Net income(loss) .................................................       $          .06      $           (.76)
                                                                         ===============     =================

Weighted average shares...........................................                7,456                 8,186
                                                                         ===============     =================

Weighted average shares assuming dilution.........................                8,837                 8,186
                                                                         ===============     =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                UNICOMP, INC. AND UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     (UNAUDITED)
                                                                                  NINE MONTHS ENDED
                                                                         -------------------------------------
                                                                             NOVEMBER 30,      NOVEMBER 30,
                                                                                1999               2000
                                                                         ------------------  -----------------
Revenue:
   Equipment......................................................       $           8,768   $          8,235
   Services.......................................................                   2,686              1,446
   Software.......................................................                   4,408              1,730
                                                                         ------------------  -----------------
      Total revenue...............................................                  15,862             11,411
                                                                         ------------------  -----------------

Cost of sales:
   Equipment......................................................                   5,627              5,512
   Services.......................................................                     647                290
   Software.......................................................                     582                438
                                                                         ------------------  -----------------
      Total cost of sales.........................................                   6,856              6,240
                                                                         ------------------  -----------------

Gross profit......................................................                   9,006              5,171
                                                                         ------------------  -----------------

Selling, general and administrative expenses before reorganization
   cost and asset impairment......................................                   8,475              8,065
                                                                         ------------------  -----------------

Operating income (loss) before reorganization cost and asset
   impairment.....................................................                     531             (2,894)
                                                                         ------------------  -----------------
Reorganization Cost...............................................                       -              1,388
Asset Impairment..................................................                       -                945
                                                                         ------------------  -----------------
Operating income (loss) ..........................................                     531             (5,227)
                                                                         ------------------  -----------------
Other income (expense):
   Other, net.....................................................                      39                 19
   Interest, net..................................................                    (355)              (356)
                                                                         ------------------  -----------------
      Total other income (expense)................................                    (316)              (337)
                                                                         ------------------  -----------------
Income (loss) from continuing operations before provision for
    Income taxes..................................................                     215             (5,564)
                                                                         ------------------  -----------------
Provision for income taxes........................................                    (440)                 0
                                                                         ------------------  -----------------
Net income (loss) from continuing operations......................       $             655   $         (5,564)
Discontinued operations:
     Income (loss) from operations................................                     733             (5,498)
     Loss on disposal.............................................                       -             (1,798)
                                                                         ------------------  -----------------
Net income (loss) ................................................       $           1,388   $        (12,860)
                                                                         ==================  =================

                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

Net income (loss) ................................................       $        1,388      $        (12,860)
                                                                         ===============     =================

Preferred stock dividends and accretion...........................       $          105      $              0
                                                                         ===============     =================

Income(loss) available to common shareholders.....................       $        1,283      $        (12,860)
                                                                         ===============     =================

Basic earnings per common share:

     Income(loss) from continuing operations......................       $          .07      $           (.68)
Discontinued operations:
     Income (loss) from operations................................                  .10                  (.67)
     Loss on disposal.............................................                    -                  (.22)
                                                                         ---------------     -----------------
Net income (loss) ................................................       $          .17      $          (1.57)
                                                                         ===============     =================

Diluted earnings per common share:

     Income (loss) from continuing operations.....................       $          .06      $           (.68)
Discontinued operations:
      Income (loss) from operations ..............................                  .08                  (.67)
      Loss on disposal............................................                    -                  (.22)
                                                                         ===============     =================
Net income (loss) ................................................       $          .14      $          (1.57)
                                                                         ===============     =================

Weighted average shares...........................................                7,485                 8,209
                                                                         ===============     =================

Weighted average shares assuming dilution.........................                8,940                 8,209
                                                                         ===============     =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)
                                                                                     NINE MONTHS ENDED
                                                                         -----------------------------------------
                                                                            NOVEMBER 30,           NOVEMBER 30,
                                                                               1999                    2000
                                                                         ------------------     ------------------
                                                                                     (In Thousands)
    Net cash provided (used) by operating activities:
       Net income (loss) from continuing operations................      $              655     $          (5,564)
       Adjustments to reconcile net income to net cash provided
          (used) by operating activities:
          Depreciation and amortization............................                   1,357                 1,108
          Write down of acquired and developed software............                       0                   945
          Allowance for doubtful accounts..........................                      48                   122
          Gain on disposition of joint venture.....................                     (40)                   (8)
          Deferred income taxes....................................                    (120)                    0
          Changes in assets and liabilities:
            Accounts and other receivables.........................                  (1,983)                  784
            Inventory..............................................                     369                  (184)
            Prepaid expenses.......................................                    (903)                  294
            Accounts payable.......................................                     445                   862
            Accrued expenses.......................................                    (118)                  668
            Deferred revenue.......................................                    (224)                  308
            Taxes payable..........................................                    (174)                 (102)
            Other..................................................                    (145)                  605
                                                                          ------------------    ------------------
             Cash used by continuing operations....................                    (833)                 (162)
             Cash provided by discontinued operations..............                   1,482                    13
                                                                          ------------------    ------------------
                   Net cash provided (used) by operating
                      activities...................................                     649                  (149)
    Cash flow from investing activities:
         Cash received from sale of discontinued operations........                       -                 1,000
       Capital expenditures........................................                    (302)                 (576)
       Purchase of acquired company................................                    (259)                  (75)
       Payment received on note for sale of joint venture..........                      95                    18
       Proceeds from disposition of joint venture..................                      10                     0
       Acquired and developed software.............................                     (50)                 (478)
                                                                          ------------------    ------------------
               Net cash used by investing activities...............                    (506)                 (111)
                                                                          ------------------    ------------------
    Cash flow from financing activities:

         Common stock issued and to be issued, net.................                       0                   348
         Redemption of preferred stock.............................                       0                (2,353)
       Payments on borrowings......................................                  (1,848)               (1,160)
       Proceeds from borrowing.....................................                   1,365                 1,441
       Payment of preferred stock dividends........................                    (105)                    0
       Receivables from related parties............................                       0                    63
                                                                                                             (343)

       Purchase of Treasury Stock..................................                    (736)
                                                                          ------------------    ------------------
               Net cash used by financing activities...............                  (1,324)               (2,004)
                                                                          ------------------    ------------------
    Net decrease in cash...........................................                  (1,181)               (2,264)
    Effect of exchange rate changes on cash........................                     (85)                 (201)
    Cash and cash equivalents at beginning of period...............                   1,400                 3,288
                                                                          ------------------    ------------------
    Cash and cash equivalents at end of period.....................       $             134     $             823
                                                                          ==================    ==================
    Cash paid for interest.........................................       $             375                    94
                                                                          ==================    ==================
    Cash paid for taxes............................................       $             299                    58
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

                                                                           THREE MONTHS                NINE MONTHS
                                                                         ENDED NOVEMBER 30       ENDED NOVEMBER 30
                                                                       --------------------      ------------------
                                                                       2000           1999       2000         1999
                                                                       ----           ----       ----         ----
                  Weighted average shares                              8,186          7,456      8,209       7,485
                  Dilutive effect of common stock options and
                        Warrants                                           0          1,381          0       1,455
                                                                       -----          -----      -----       -----
                  Weighted average shares assuming dilution            8,186          8,837      8,209       8,940
                                                                       =====          =====      =====       =====

     Options and warrants to purchase 502,127 shares of common stock at a weighted average price of $6.57 per share for the nine months ended November 30, 1999 were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period. All of the options and warrants outstanding for the three and nine months ended November 30, 2000 were excluded from the calculation of diluted earnings per share due to the net loss for the nine month period.

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

     DISPOSITION OF UNIBOL LTD

     Effective as of November 8, 2000 (the "Closing Date"), UniComp, Inc. (the "Company"), through its wholly-owned subsidiary, UniComp Computing Group Limited, sold all the issued and outstanding shares of capital stock (the "Shares") of the Company's Northern Ireland subsidiary, Unibol Ltd ("Unibol UK"), to California Software Corporation (the "Sale"). Unibol UK develops, markets, and sells IBM Midrange migration software. The Sale was consummated in accordance with the terms of that certain Stock Purchase Agreement between Unibol Ltd, ICS Computing Group Limited, UniComp, Inc. and California Software corporation ("CSC"), dated effective as of November 8, 2000, as amended on November 10, 2000 (the "Sale Agreement").

     In consideration of the Sale, CSC ( i ) paid $1,000,000 at closing in cash to UniComp, Inc. ( ii ) an additional $500,000, in cash is payable to UniComp, Inc. in equal monthly installments over four months with each installment payment due on or before the first of each month beginning with the second month after that in which the Closing Date falls (e.g., if the Closing Date is November 8, 2000, then the first installment is due on or before December 1, 2000), and ( iii ) $1,500,000 is payable to UniComp, Inc. in CSC common stock on the six month anniversary of the Closing Date. In accounting for the disposition, the Company accrued reserves for the $500,000 cash and $1,500,000 stock receivable as well as an additional
     $2.3 million owed to the Company and its subsidiaries by Unibol, Ltd.

     The Company is presently party to two lawsuits with CSC relating to the sale of Unibol Ltd. CSC claims to have purchased Unibol, Inc. in its purchase of Unibol Ltd and announced plans to operate under that assumption. The Company disputes these claims and has filed a lawsuit against CSC in connection with this dispute. CSC has filed a lawsuit claiming fraudulent misrepresentation and other causes against several parties including the Company and its CEO. The Company vigorously denies these charges. Although there can be no assurances, management strongly believes the Company will be successful in both of these lawsuits. Management also believes the receivables from CSC for the sale are fully enforceable.

     One of the provisions of the November 10, 2000 addendum includes the following: "California Software Corporation shall cause Stephen A. Hafer to continue to serve on the Board of the Company, and to serve as its Chairman and Chief Executive Officer for a period of not less than six
     (6) months after the Closing Date. Mr. Hafer is hereby granted the sole and exclusive right to vote the outstanding shares of Unibol, Ltd for such period of time."

     The Company had not received the first of the four cash installment payments in the amount of $125,000 from CSC as of January 16, 2001.

     Revenues of Unibol UK were $0.4 million and $1.7 million for the three months and $1.9 million and $5.0 million for the nine month periods ended November 30, 2000 and 1999, respectively. The results of operations of Unibol UK and all other discontinued operations have been excluded from the Company's continuing operations in all periods presented. Because the stock of Unibol Ltd was sold on November 8, 2000, none of its assets or liabilities are reflected in the balance sheet as of November 30, 2000.
     A summary of the net assets of Unibol UK, which have been reflected separately in the consolidated balance sheet as of February 29, 2000, is as follows (in thousands):

                                                                  FEBRUARY, 2000
                                                                  --------------
                Current assets                                          2,554
                Property and equipment, net                               339
                Other assets                                            5,917
                Current liabilities                                    (1,488)
                                                                       =======
                                                                        7,322
                                                                       =======

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

Revenues of ICS UniComp were $2.7 million for the three months and $8.0 million for the nine months ended November 30, 1999. The results of operations of ICS UniComp and all other discontinued operations have been excluded from the Company's continuing operations in all periods presented. A summary of the net assets of ICS UniComp, which have been reflected separately in the consolidated balance sheets as of November 30, 2000 and February 29, 2000, is as follows (in thousands):

                                                                    NOVEMBER, 2000      FEBRUARY, 2000
                                                                    --------------      --------------
                       Current assets                                        $177           $1,384
                       Other assets                                           695              631
                       Current liabilities                                 (1,560)          (1,911)
                                                                     -------------       ------------
                                                                            $(688)            $104
                                                                     =============       ============

4.      COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands) for the three and nine months periods ended November, 2000 and 1999.

                                                                  (THREE MONTHS ENDED) (NINE MONTHS ENDED)
                                                                   11/30/00  11/30/99   11/30/00  11/30/99
                                                                  -------------------- -------------------
           Net Income (loss)                                        (6,251)      602    (12,860)    1,388
                    Change in Cumulative Translation Adjustment       (225)      (79)      (603)     (131)
                                                                    -------   -------   --------    ------
                   Comprehensive Income (loss)                      (6,476)      523    (13,463)    1,257
                                                                    =======   =======   ========    ======


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

                                                      LEGACY
                                                     EXTENSION
                                                        AND
                                                     VERTICAL        TRANSACTION
                                                    APPLICATION       E-BUSINESS
               SEGMENT REPORTING                      SOFTWARE         SOLUTIONS            TOTAL
       ---------------------------------            -----------      ------------         ---------
     Three months ended November 30, 2000
         Revenues                                         $1,089            $2,214          $3,303
         Cost of sales                                       274             1,300           1,574
         Gross profit                                        815               914           1,729
         Operating expenses                                  991               939           1,930
         Operating loss                                     (176)              (25)           (201)
         Total assets                                      6,124            10,095          16,219
     Three months ended November 30, 1999
         Revenues                                          $2,693          $3,073           $5,766
         Cost of sales                                        132           2,388            2,520
         Gross profit                                       2,561             685            3,246
         Operating expenses                                 2,254             783            3,037
         Operating income                                     307             (98)             209
         Total assets                                      12,114          10,691           22,805

                                                      LEGACY
                                                     EXTENSION
                                                        AND
                                                     VERTICAL        TRANSACTION
                                                    APPLICATION       E-BUSINESS
               SEGMENT REPORTING                      SOFTWARE         SOLUTIONS            TOTAL
       ---------------------------------            -----------      ------------         ---------
     Nine months ended November 30, 2000
         Revenues                                         $3,036           $8,375          $11,411
         Cost of sales                                       606            5,634            6,240
         Gross profit                                      2,430            2,741            5,171
         Operating expenses                                6,318            4,080           10,398
         Operating loss                                   (3,888)          (1,339)          (5,227)
         Total assets                                      6,124           10,095           16,219

     Nine months ended November 30, 1999:
         Revenues                                          $6,863          $8,999          $15,862
         Cost of sales                                        854           6,002            6,856
         Gross profit                                       6,009           2,997            9,006
         Operating expenses                                 5,642           2,833            8,475
         Operating income (loss)                              367             164              531
         Total assets                                      12,114          10,691           22,805

      The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.


                                                                           UNITED
                                                                           STATES          FOREIGN          TOTAL
                                                                          ---------       ---------         ------
     Three months ended November 30, 2000:
         Revenues                                                            $2,782         $   521         $3,303
         Cost of sales                                                        1,322             252          1,574
         Gross profit                                                         1,460             269          1,729
         Operating expenses                                                   1,095             835          1,930
         Operating income (loss)                                                365            (566)          (201)
         Long-term assets                                                     8,330             997          9,327
         Total assets                                                        13,976           2,243         16,219
     Three months ended November 30, 1999:
         Revenues                                                             4,741           1,025          5,766
         Cost of sales                                                        2,240             280          2,520
         Gross profit                                                         2,501             745          3,246
         Operating expenses                                                   1,579           1,458          3,037
         Operating income (loss)                                                922            (713)           209
         Long-term assets                                                     8,320           2,027         10,347
         Total assets                                                        15,100           7,705         22,805


                                                                           UNITED
                                                                           STATES          FOREIGN          TOTAL
                                                                          ---------       ---------         ------
     Nine months ended November 30, 2000:
         Revenues                                                            $9,803          $1,608        $11,411
         Cost of sales                                                        5,766             474          6,240
         Gross profit                                                         4,037           1,134          5,171
         Operating expenses                                                   6,140           4,258         10,398
         Operating loss                                                      (2,103)         (3,124)        (5,227)
         Long-term assets                                                     8,330             997          9,327
         Total assets                                                        13,976           2,243         16,219
     Nine months ended November 30, 1999:

         Revenues                                                            13,213           2,649         15,862
         Cost of sales                                                        6,260             596          6,856
         Gross profit                                                         6,953           2,053          9,006
         Operating expenses                                                   4,742           3,733          8,475
         Operating income (loss)                                              2,211          (1,680)           531
         Long-term assets                                                     8,320           2,027         10,347
         Total assets                                                        15,100           7,705         22,805


      The Company sells its products and services to a variety of customers. Symbol Technologies represented 23.8% of company revenue for the three months and 20.4% of company revenue for the nine months ended November 30, 2000. Symbol Technologies represented 6.3% of company revenue for the three months and 11.1% of company revenue for the nine months ended November 30, 1999.

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

    Asset impairment and reorganization costs for the quarters ended August 31, 2000 and November 30, 2000 are as follows (in thousands):

                                                                             QUARTER ENDED
                  COST RELATED TO                                    8/31/00              11/30/00
                  ---------------                                    -------              --------
Write-off of capitalized software development
  costs................................................              $  945                 $    0
Inactive operation closure.............................                 400
Compensation costs for severance and other
   termination benefits................................                  24                     54
Other asset write-downs and costs......................                 910                      0
                                                                     ------                 ------
                                                                     $2,279                 $   54

    As of November 30, 2000, approximately 60 employee terminations and resignations were related to reorganization actions. Substantially all costs related to reorganization actions had been incurred by November 30, 2000.

    As a result of these reorganization efforts and additional cost containment measures the Company has reduced its annual selling, general, and administrative costs, primarily through payroll and related cost reduction, by approximately $4,000,000 annually. See discussion in the MD&A where the Company breaks total selling, general, and administrative costs for the three and nine month periods ended November 30, 2000, into recurring, non-recurring, and one time, reorganization and asset impairment costs.

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

OVERVIEW

UniComp, Inc. (the Company), founded in 1985, is a provider of retail e-business solutions and legacy extension and innovative vertical application software for small and large companies, resellers and system integrators worldwide. The Company licenses its technology to a cross section of industries including manufacturing, distribution, transportation, public-sector, point of sale and transaction processors. Additionally, the Company provides installation, training, and systems integration, serving a worldwide network of end user customers, dealers and distributors. The Company's strategy is to emphasize its software products, acquire synergistic technologies and businesses, and to expand its services business within its existing geographic markets. In the first three quarters of fiscal year ending February 28, 2001, the Company generated $11.4 million in total revenue, of which $8.2 million was derived from sales of computer equipment, primarily transaction processing equipment and retail wireless devices, and $1.5 million was derived from information technology services. The remaining $1.7 million in revenue was derived from license and maintenance fees for the Company's platform-migration software, transaction-processing systems and other vertical market software products.

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

Financial information by reportable segment for the three and nine month periods ended November 30, 2000 and 1999 is included in Note 6 of the Notes to Consolidated Financial Statements.

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

Retail Wireless Devices

By virtue of a recent strategic acquisition, UniComp is now a significant supplier of high performance POS transaction processing terminals, and is involved in the design, manufacturing, marketing, and servicing of a complete line of hardware and software for remote transaction processing applications. The initial set of products to be marketed and distributed worldwide consists of two that are currently available and being sold in the United States and two in the final stages of development that will be launched early in calendar year 2001.

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

LEGACY TRANSITION AND VERTICAL APPLICATION SOFTWARE

IBM AS/400 Systems Management and Legacy Transition Products

The Company has retained the ability to market and distribute legacy extension software formerly developed at Unibol Ltd through its U.S. subsidiary, Unibol, Inc. Prior to the Company's acquisition of Unibol Ltd, Unibol, Inc., then doing business under the name Arccom Management Systems, Inc., signed a distribution agreement with Unibol Ltd. That agreement gave Unibol, Inc. the exclusive and perpetual right to market and distribute products under the UNIBOL brand in the United States. While there can be no assurances that this distribution agreement will survive the current litigation surrounding the Unibol Ltd disposition, the Company believes it will be successful in retaining ownership of Unibol, Inc. and in continuing to sell legacy extension software in the United States.

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

On November 8, 2000, the Company completed the sale of all of the issued and outstanding shares of capital stock of the Company's Northern Ireland subsidiary, Unibol Ltd to California Software Corporation. Unibol Ltd designed, developed, and marketed legacy extension software under the UNIBOL brand. Consideration consisted of $1.0 million in cash, cash receivable of $0.5 million, and $1.5 million in California Software Corporation common stock. In conjunction with the disposition, the Company booked reserves for the cash and stock receivable and for an additional $2.3 million owed to the Company and its subsidiaries by Unibol Ltd. Unibol Ltd was one of the ICS Computing Group subsidiaries acquired in 1993.

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

RESULTS OF  CONTINUING OPERATIONS

The following table summarizes the Company's results of continuing operations in dollars and as a percentage of total revenue for the three and nine months ending November 30, 1999 and 2000.

                                      THREE MONTHS ENDED                               NINE MONTHS ENDED
                           ------------------------------------------     --------------------------------------------
                                11/30/99             11/30/00                     11/30/99               11/30/00
                                --------             --------                     --------               --------
                             (in thousands, except percentage data)            (in thousands, except percentage data)
Total revenue ......          $5,766   100.0%      $3,303   100.0%              $15,862  100.0%       $11,411  100.0%
Cost of sales............      2,520    43.7        1,574    47.7                 6,856   43.2          6,240   54.7
                              -------  ------      -------   -----              -------  ------       -------  ------
Gross profit.............      3,246    56.3        1,729    52.3                 9,006   56.8          5,171   45.3
Selling, general and
administrative expenses..      3,037    52.7        1,930    58.4                 8,475   53.4         10,398   91.1
                              -------  ------      -------  -----               -------  ------       -------  ------
Operating income (loss)..        209     3.6         (201)   (6.1)                  531    3.4         (5,227) (45.8)
Other expense............        117     2.0           92     2.8                   316    2.0            337    3.0
                              -------  ------      -------  -----               -------  ------       -------  ------
Income (loss) before
taxes....................         92     1.6         (293)   (8.9)                  215    1.4         (5,564)  (48.8)
Provision for taxes......       (200)   (3.5)           0     0.0                  (440)  (2.8)             0     0.0
                              -------  ------      -------  -----               -------  ------       -------  ------
Net income (loss) .......     $  292     5.1       $ (293)   (8.9)                $655    4.2        $ (5,564)  (48.8)
                              =======  ======      =======  =====               =======  ======      ========  ======

THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 30, 2000.

REVENUE

Revenue for the three months ended November 30, 2000 decreased to $3.3 million compared to $5.8 million for the three months ended November 30, 1999, a decrease of $2.5 million, or 43.1%. Revenue for the nine months ended November 30, 2000 fell to $11.4 million from $15.9 million for the nine months ended November 30, 1999, a decrease of $4.5 million, or 28.3%. These decreases are detailed below.

EQUIPMENT REVENUE

The following table summarizes the revenue generated from sales of computer equipment for the three and nine months ended November 30, 2000 and the comparable period from the prior fiscal year.

                                              THREE MONTHS ENDED       INCREASE/(DECREASE)
                                              ------------------       ------------------
                                                 (in thousands, except percentage data)
                                              11/30/99     11/30/00     $            %
                                              --------     --------     --------    -------
     Transaction-processing Equipment...      $  1,708      $   824        (884)     (51.8)
     Retail Wireless Devices and Other
     Equipment..........................         1,271        1,355          84        6.6
                                              --------      -------       ------     ------
     Total Equipment Revenue............      $  2,979      $ 2,179        (800)     (26.9)
                                              ========      =======       ======     ======

                                              NINE MONTHS ENDED        INCREASE/(DECREASE)
                                              -----------------        ------------------
                                                 (in thousands, except percentage data)
                                              11/30/99     11/30/00     $            %
                                              --------     --------     --------    -------
     Transaction-processing Equipment...      $  5,130      $ 3,805       (1,325)    (25.8)
     Retail Wireless Devices and Other
     Equipment..........................         3,638        4,430          792      21.8
                                              --------      -------       ------     ------
     Total Equipment Revenue............      $  8,768      $ 8,235        (533)     (6.1)
                                              ========      =======       ======     ======

The increase in revenue from retail wireless devices and other equipment for both the three and nine month periods is due to the continuing strong performance of the Continuum business unit. The decrease in revenue from transaction processing equipment for both the three and nine month periods is largely due to the Company's tight cash position.

SERVICES REVENUE

Revenue from information technology services decreased to $.5 and $1.4 million for the three and nine months ended November 30, 2000 from $1.0 and $2.7 million for the comparable periods in the prior fiscal year, a decrease of $0.5 and $1.3 million or 50.0% and 48.1%. These decreases are primarily due to poor performances by the United Kingdom business units and the closing of the Australian office of one of those business units.

SOFTWARE REVENUE

The following table summarizes the revenue from software licensing and support.

                                              THREE MONTHS ENDED       INCREASE/(DECREASE)
                                              ------------------       ------------------
                                                 (in thousands, except percentage data)
                                              11/30/99     11/30/00     $            %
                                              --------     --------     --------    -------
     Initial License Fees:
           Legacy Extension.............     $ 1,330        $ 395       (935)    (70.3)
           E-commerce...................          70           19        (51)    (72.9)
           Other........................          82           47        (35)    (42.7)
                                             -------        ------     -------
     Total Initial License Fees.........       1,482          461      (1,021)   (68.9)
                                             -------        ------     -------
     Software Support Fees:
           Legacy Extension.............          90           87         (3)     (3.3)
           E-commerce...................          14            4        (10)    (71.4)
           Other........................         166           86        (80)    (48.2)
                                             -------        ------     -------
     Total Software Support Fees........         270          177        (93)    (34.4)
                                             -------        ------     -------
     Total Software Revenue.............     $ 1,752        $ 638   $  (1,114)   (63.6)
                                             -------        ------     -------

                                               NINE MONTHS ENDED       INCREASE/(DECREASE)
                                              ------------------       ------------------
                                                 (in thousands, except percentage data)
                                              11/30/99     11/30/00     $            %
                                              --------     --------     --------    -------
     Initial License Fees:
           Legacy Extension.............     $ 3,126        $ 800     (2,326)    (74.4)
           E-commerce...................         130           48        (82)    (63.1)
           Other........................         308          295        (13)     (4.2)
                                             -------        ------     -------
     Total Initial License Fees.........      3,564         1,143     (2,421)    (67.9)
                                             -------        ------     -------


     Software Support Fees:
           Legacy Extension.............         282          272        (10)    (3.5)
           E-commerce...................          58           36        (22)    (37.9)
           Other........................         504         279        (225)    (44.6)
                                             -------        ------     -------
     Total Software Support Fees........         844          587       (257)    (30.5)
                                             -------        ------     -------

     Total Software Revenue.............     $ 4,408      $ 1,730   $  (2,678)   (60.8)
                                             =======        ======     =======


Legacy extension software revenue by major product class is as follows.

                                              THREE MONTHS ENDED       INCREASE/(DECREASE)
                                              ------------------       ------------------
                                              11/30/99     11/30/00     $            %
                                              --------     --------     --------    -------
                                                 (in thousands, except percentage data)
     UNIBOL36...........................         323          167       (156)      (48.3)
     UNIBOL400..........................       1,097          315       (782)      (71.3)
                                             -------        ------     -------

     Total Legacy Extension Revenue.....    $  1,420        $ 482       (938)      (66.1)
                                             =======        ======     =======

                                               NINE MONTHS ENDED       INCREASE/(DECREASE)
                                              ------------------       ------------------
                                              11/30/99     11/30/00     $            %
                                              --------     --------     --------    -------
                                                 (in thousands, except percentage data)

     UNIBOL36...........................       1,001          596       (405)      (40.5)
     UNIBOL400..........................       2,407          476     (1,931)      (80.2)
                                             -------        ------     -------

     Total Legacy Extension Revenue.....    $  3,408      $ 1,072     (2,336)      (68.5)
                                             =======        ======     =======

During both the three and nine month periods ended November 30, 1999, the Company recorded significant revenue from a single legacy extension contract. That contract did not extend into the current fiscal year.

INTERNATIONAL REVENUE.

Revenue from international operations, principally in Northern Ireland and the Republic of Ireland, decreased to $.5 and $1.6 million for the three and nine months ended November 30, 2000 from $1.0 and $2.6 million for the comparable periods in the prior fiscal year, decreases of $0.5 and $1.0 million or 50% and 38.5%. These decreases are due to shortfalls in all significant foreign business units, including the closure of the Australian operation. Revenue from domestic operations decreased to $2.8 and $9.8 million for the three and nine months ended November 30, 2000 from $4.7 and $13.2 million for the comparable period in the prior fiscal year, decreases of $1.9 and $3.4 million, or 40.4% and 25.8%. The decreases are due to shortfalls in transaction processing equipment and legacy extension software sales.

GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and nine months ended November 30, 2000 and the comparable periods for the prior fiscal year.

                                                               THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                     (in thousands, except percentage data)
                                                        11/30/99                 11/30/00
                                                        --------                 --------
                                                      GROSS PROFIT             GROSS PROFIT
                                                      ------------             ------------
                                                      $           %           $           %
                                                      -           -           -           -
     Information Technology Services........             782     75.6            383     78.8
                                                         ---                     ---
                                       26

     Equipment:
          Transaction-processing Equipment..             542     31.7            331     40.2
          Retail Wireless Devices and Other
          Equipment ........................             399     31.4          555       41.0
                                                       -----                   -----
     Total Equipment........................             941     31.6            886     40.7
                                                       -----                   -----
     Software:
          Legacy Extension..................             978     68.9            377     78.2
          E-commerce........................            (29)    (34.5)            18     78.3
          Other.............................             574    231.5             65     48.9
                                                       -----                   -----
     Total Software.........................           1,523     86.9            460     72.1
                                                       -----                   -----
     Total Gross Profit.....................           3,246     56.3          1,729     52.3
                                                       =====                   =====

                                                                NINE MONTHS ENDED
                                                 ------------------------------------------------
                                                     (in thousands, except percentage data)

                                                        11/30/99                 11/30/00
                                                        --------                 --------
                                                      GROSS PROFIT             GROSS PROFIT
                                                      ------------             ------------
                                                      $           %           $           %
                                                      -           -           -           -
     Information Technology Services........           2,039     75.9          1,156     79.9
                                                       -----                   -----

     Equipment:

          Transaction-processing Equipment..           1,866     36.4          1,414     37.2
          Retail Wireless Devices and Other
          Equipment ........................           1,275     35.0          1,309     29.5
                                                       -----                   -----
     Total Equipment........................           3,141     35.8          2,723     33.1
                                                       -----                   -----

     Software:
          Legacy Extension..................           3,101     91.0            944     88.1
          E-commerce........................           (172)    (91.5)          (73)    (86.9)
          Other.............................             897     110.5           421     73.3
                                                       -----                   -----
     Total Software.........................           3,826     86.8          1,292     74.7
                                                       -----                   -----

     Total Gross Profit.....................           9,006     56.8          5,171     45.3
                                                       =====                   =====

Gross profit margins for equipment and services vary from quarter to quarter depending on customer demands and product mix.

SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. During the second and third quarters of fiscal 2001, the Company reorganized several of its business units in an effort to reduce selling, general, and administrative expenses to more reasonable levels in future quarters. Approximately 60 people who were on the Company's payrolls at the beginning of the second quarter of fiscal 2001 are no longer employed by the Company as of November 30, 2000.

The Company incurred certain costs related to the reduction of head count, including $.1 million related to the reduction of head count in the third fiscal quarter. Additionally, the Company wrote down the assets of its Australian operation pending disposal, wrote down the net assets of two inactive operations and wrote off capitalized software development costs at its transaction processing operation as that company's revenue stream is shifting away from software sales toward transaction processing revenues. The breakout of recurring and non-recurring is estimated using currently available information. The following table summarizes selling, general, and administrative expenses for the three and nine months periods ended
November 30, 2000.

                                                    THREE MONTHS   NINE MONTHS
                                                       ENDED          ENDED
                                                      11/30/00       11/30/00
                                                    -------------  ------------
     Asset impairment...................             $     0         $  945
     Reorganization related costs.......                  54          1,388
     Non-recurring selling, general, &
     administrative  (estimated)........                 100          2,065
     Recurring selling, general, &
     administrative (estimated)........                1,776          6,000
                                                       -----          -----
     Total selling, general, &
     administrative....................                1,930         10,398
                                                       =====         ======


OTHER EXPENSES. Interest, the primary component of other expenses, was relatively unchanged for both the three and nine month periods ended November 30, 2000 compared with the same periods in the prior fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company had approximately $3.3 million in cash and equivalents. As of November 30, 2000, the Company's cash balance had been reduced to $823,000, and the lines of credit had increased to $4.0 million from the $3.5 million outstanding at February 29, 2000. This use of cash during the nine months ended November 30, 2000 was largely attributable to the $2.4 million expended to redeem the preferred stock outstanding as of February 29, 2000. Additionally, the Company's U. S. line of credit is fully utilized and has not been formally extended since October 30, 2000. Management is currently in discussions with the lender and believes these discussions will be successful in maintaining the current line through February 28, 2001. Additionally, the Company is currently exploring several financing alternatives to maintain liquidity and support continuing growth. Those alternatives include combined debt and equity financing, short-term bridge loans from lenders with which the Company has prior experience, increases in the current lines of credit, and equipment financing as an alternative to capital expenditures. While there can be no assurance that any of these alternatives will be successful, Management is confident that it will secure the funding necessary to achieve its growth objectives. If Management is unsuccessful in its efforts to obtain necessary financing, the Company's operations could be severely and negatively impacted.

The Company maintains revolving credit facilities which are its primary sources of liquidity. The facilities allow the Company to borrow based on current levels of accounts receivable and inventory and contain financial covenants including, but not limited to, requirements with respect to minimum net worth and debt to net worth ratios. At February 29, 2000 and November 30, 2000 the Company was in default of a covenant under its $3 million United States line of credit. Management is currently in discussions with the lender regarding extending the maturity of the facility.

The Company does not have any significant commitments to purchase capital equipment as of November 30, 2000.

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

DEPENDENCE ON FOREIGN SALES

Any reduction of our international business could affect our revenues. Our revenues from international operations represented one-sixth of our total revenues for fiscal years 1998 through 2000. We expect that our international operations will continue to account for a similar or smaller percentage of our total revenues. Certain risks are inherent in international operations, including (1) unexpected changes in regulatory requirements, (2) currency exchange rate fluctuations, (3) changes in trade policy or tariff regulations,
(4) customs matters, (5) longer payment cycles, (6) higher tax rates, (7) additional tax withholding requirements, (8) difficulty in enforcing agreements,
(9) intellectual property protection difficulties, (10) foreign collection problems, and (11) military, political and transportation obstacles. In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. Our revenues and expenses are generally denominated in corresponding currencies. As a result, to date we have not hedged against foreign currency exchange rate risks. In the future; however, we may implement hedging techniques with respect to foreign currency transactions. Nevertheless, such hedging activities cannot assure that we could successfully protect ourselves against foreign currency exchange losses or against other international sales risks such as exchange limitations, price controls or other foreign currency restrictions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international revenues, which accounted for approximately 17% of the Company's total revenues in 2000 are concentrated in the United Kingdom and the Republic of Ireland. The Company manages its exposure to changes in foreign currency exchange rates by entering into revenue and expense transactions in corresponding currencies. As a result, today the Company has not hedged against foreign currency exchange risk.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of November 30, 2000, 26.8% of the Company's total debt was in fixed-rate instruments. The Company has a revolving line of credit that provides for borrowings by the Company of up to $3.0 million, which is fully utilized as of November 30, 2000. The Company also has a UK revolving line of credit that is currently being re-negotiated with the UK lender. There is no current availability on that facility as of November 30, 2000. The borrowings bear interest at a variable rate of the UK bank's base lending rate plus 1.75% or the 30 day commercial paper rate plus 3.0%. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of November 30, 2000, the average maturity of the Company's short-term investments was less than one month.

PART II.  OTHER INFORMATION

ITEMS 4 AND 5 ARE NOT APPLICABLE.

ITEM 1.  LEGAL PROCEEDINGS

UniComp, Inc., Unibol, Inc. and Unibol, Ltd. filed a complaint in the Superior Court of Cobb County, Georgia on December 1, 2000 against California Software Corp. On or about November 10, 2000, UniComp, Inc., its wholly-owned subsidiary UniComp Computing Group, Limited (formerly known as ICS Computing Group, Limited) and California Software Corp. entered into a stock purchase agreement and addendum for the purchase by California Software Corp. of Unibol, Ltd., a wholly-owned subsidiary of UniComp Computing Group, Limited. The parties simultaneously entered into an addendum containing additional terms related to the sale of Unibol, Ltd. We are seeking a declaratory judgment that the agreement is enforceable against California Software Corp. and that only UniComp, Ltd. was purchased by California Software Corp., and that Unibol, Inc. is not affected by that agreement.

California Software Corp. filed a complaint in the Superior Court of California, Orange County, on December 5, 2000 against UniComp, Inc., ICS Computing Group Ltd., Unibol, Inc., Unibol, Ltd., Stephen A. Hafer and Shelly Singhal. The complaint alleges that California Software also purchased Unibol, Inc. in connection with its purchase of Unibol, Ltd. California Software Corp.'s claim is based on discussions and negotiations regarding the purchase by California Software Corp. of Unibol, Inc., a wholly-owned subsidiary of UniComp, Inc., that took place prior to the execution of the stock purchase agreement and addendum. California Software Corp. is seeking a declaratory judgment that UniComp, Inc. is obligated to sell Unibol, Inc., an injunction restraining UniComp, Inc. from exercising ownership and control over Unibol, Ltd. or Unibol, Inc., possession of Unibol, Ltd. and Unibol, Inc., the reformation of the stock purchase agreement and addendum to reflect the alleged intention of the parties, and unspecified damages.

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

                  On December 12, 2000, the Company filed on Form 8-K relating to the disposition of Unibol, Ltd on November 8, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.


/s/ STEPHEN A. HAFER                             January 22, 2001
--------------------------------                --------------------------------
Stephen A. Hafer                                      Date
Chairman of the Board, President, Chief Executive Officer, and acting Chief
Financial Officer Principal Executive Officer
