Form 10-Q/A
period 2000-11-30
UNICOMP INC
filed 2001-10-09
CIK 792341

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended NOVEMBER 30, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transaction period from ____ to ____

                         Commission file number 0-15671
                                  UNICOMP, INC.
             (Exact Name of Registrant as Specified in its Charter)

              COLORADO                                                84-1023666

   (State or Other Jurisdiction of                           (I.R.S. Employer Identification No.)
    Incorporation or Organization)


   6478 PUTNAM FORD DRIVE, SUITE 208
             WOODSTOCK, GA                                               30189
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

                                   Yes    No  X
                                      ---    ---

     There were 12,165,693 Common Shares outstanding as of October 9, 2001.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                        (AUDITED)        (UNAUDITED)
                                                                                        FEBRUARY 29,      NOVEMBER 30
                                                                                            2000              2000
                                                                                        ------------     ------------
                                                                                                (In Thousands)
Current assets:
   Cash and cash equivalents........................................................... $     3,288       $       823
   Accounts and other receivables:
      Trade, net of allowance of  $190 and  $199  .....................................       2,866             1,999
      Other receivables................................................................         333               192
   Inventory...........................................................................       3,405             3,556
   Prepaid expenses and Other..........................................................         669               322
                                                                                        -----------       -----------
        Total current assets...........................................................      10,561             6,892
                                                                                        -----------       -----------
Property and equipment, net............................................................       3,808             3,842
                                                                                        -----------       -----------
Other assets:
   Acquired and developed software, net of accumulated amortization of $1,621
        and $667.......................................................................       2,173             1,434
   Goodwill and other intangibles, net of accumulated amortization of $846 and
        $1,185.........................................................................       3,392             2,957
   Note receivable from officer/director...............................................         525               462
   Other...............................................................................         629               632
   Net assets of discontinued operations...............................................       7,426                 0
                                                                                        -----------       -----------

        Total other assets.............................................................      14,145             5,485
                                                                                        -----------       -----------

        Total assets................................................................... $    28,514       $    16,219
                                                                                        ===========       ===========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        (AUDITED)        (UNAUDITED)
                                                                                        FEBRUARY 29,      NOVEMBER 30
                                                                                            2000            2000
                                                                                        ------------     ------------

Current liabilities:
   Accounts payable..............................................................   $        1,990             2,827
   Accrued expenses..............................................................              756             1,356
   Deferred revenue..............................................................              358               644
   Taxes payable.................................................................              235               112
   Lines of credit...............................................................            3,547             3,964
   Other.........................................................................              235               480
   Current portion of notes payable..............................................              561               343
                                                                                    ---------------   ---------------

        Total current liabilities................................................            7,682             9,726
                                                                                    ---------------   ---------------

Long-term liabilities:
   Notes payable.................................................................            2,664             2,786
   Deferred income taxes.........................................................              525               525
   Other long-term liabilities...................................................              325               690
   Net liabilities of discontinued operations....................................                0               688
                                                                                    ---------------   ---------------

        Total long-term liabilities..............................................            3,514             4,689
                                                                                    ---------------   ---------------

        Total liabilities........................................................           11,196            14,415
                                                                                    ---------------   ---------------

Stockholders' equity:
   Preferred stock: $1 par value, authorized 5,000, 1 issued and outstanding at
      February 29, 2000 .........................................................            1,045                 0
   Common stock: $.01 par value, 100,000 authorized  8,918 and  9,014 issued,
      respectively...............................................................               89                90
   Common stock issuable.........................................................              210               405
   Additional contributed capital................................................           17,920            16,765
   Retained earnings (deficit)...................................................            1,624           (11,236)
                                                                                    ---------------   ---------------
                                                                                            20,888             6,024
   Less treasury stock...........................................................           (3,115)           (3,462)
   Cumulative translation adjustment.............................................             (455)             (758)
                                                                                    ---------------   ---------------

        Total stockholders' equity...............................................           17,318             1,804
                                                                                    ---------------   ---------------

        Total liabilities and stockholders' equity............................... $         28,514 $          16,219
                                                                                    ===============   ===============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                         -------------------------------------
                                                                           NOVEMBER 30,      NOVEMBER 30,
                                                                               1999              2000
                                                                         ------------------  -----------------
Revenue:
   Equipment......................................................    $              2,979 $            2,179
   Services.......................................................                   1,035                486
   Software.......................................................                   1,752                638
                                                                         ------------------  -----------------
      Total revenue...............................................                   5,766              3,303
                                                                         ------------------  -----------------

Cost of sales:
   Equipment......................................................                   2,038              1,293
   Services.......................................................                     253                103
   Software.......................................................                     229                178
                                                                         ------------------  -----------------
      Total cost of sales.........................................                   2,520              1,574
                                                                         ------------------  -----------------

Gross profit......................................................                   3,246              1,729
                                                                         ------------------  -----------------

Selling, general and administrative expenses .....................                   3,037              1,930
                                                                         ------------------  -----------------

Operating income (loss)                                                                209              (201)
                                                                         ------------------  -----------------

Other income (expense):
   Other, net.....................................................                       4                  5
   Interest, net..................................................                    (121)               (97)
                                                                         ------------------  -----------------
      Total other income (expense)................................                    (117)               (92)
                                                                         ------------------  -----------------
Income (loss) from continuing operations before provision for
    Income taxes..................................................                      92               (293)
                                                                         ------------------  -----------------
Provision (benefit) for income taxes..............................                    (200)                 0
                                                                         ------------------  -----------------
Net income (loss) from continuing operations......................    $                292 $             (293)
Discontinued operations:
      Income (loss)from discontinued operations...................                     310             (4,160)
                                                                                         -             (1,798)
      Loss on disposal............................................
                                                                         ------------------  -----------------
Net income (loss) ................................................    $                602 $           (6,251)
                                                                         ==================  =================



                         UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




Net income (loss) ................................................    $             602  $             (6,251)
                                                                         ===============     =================

Preferred stock dividends and accretion...........................    $              37  $                  0
                                                                         ===============     =================

Income(loss) available to common shareholders.....................    $             565  $           (625,151)
                                                                         ===============     =================

Basic earnings per common share:
Income(loss) from operations......................................    $             .04  $               (.03)
Discontinued operations:

       Income(loss) from continuing operations....................                  .04                  (.51)
       Loss on disposal...........................................                    -                  (.22)
                                                                         ===============     =================
Net income (loss) ................................................    $             .08  $               (.76)
                                                                         ===============     =================

Diluted earnings per common share:
Income(loss) from continuing operations...........................    $             .03  $               (.03)
Discontinued operations:
     Income  (loss) from operations...............................                  .03                  (.51)
     Loss on disposal.............................................                    -                  (.22)
                                                                         ===============     =================
Net income(loss) .................................................    $             .06  $               (.76)
                                                                         ===============     =================

Weighted average shares...........................................                7,456                 8,186
                                                                         ===============     =================

Weighted average shares assuming dilution.........................                8,837                 8,186
                                                                         ===============     =================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                UNICOMP, INC. AND UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     (UNAUDITED)
                                                                                  NINE MONTHS ENDED
                                                                         -------------------------------------
                                                                           NOVEMBER 30,      NOVEMBER 30,
                                                                               1999                2000
                                                                         ------------------  -----------------

Revenue:
   Equipment......................................................    $              8,768 $            8,235
   Services.......................................................                   2,686              1,446
   Software.......................................................                   4,408              1,730
                                                                         ------------------  -----------------
      Total revenue...............................................                  15,862             11,411
                                                                         ------------------  -----------------

Cost of sales:
   Equipment......................................................                   5,627              5,512
   Services.......................................................                     647                290
   Software.......................................................                     582                438
                                                                         ------------------  -----------------
      Total cost of sales.........................................                   6,856              6,240
                                                                         ------------------  -----------------

Gross profit......................................................                   9,006              5,171
                                                                         ------------------  -----------------

Selling, general and administrative expenses .....................                   8,475             10,398
                                                                         ------------------  -----------------

Operating income (loss) ..........................................                     531             (5,227)
                                                                         ------------------  -----------------
Other income (expense):
   Other, net.....................................................                      39                 19
   Interest, net..................................................                    (355)              (356)
                                                                         ------------------  -----------------
      Total other income (expense)................................                    (316)              (337)
                                                                         ------------------  -----------------
Income (loss) from continuing operations before provision for
    Income taxes..................................................                     215             (5,564)
                                                                         ------------------  -----------------
Provision for income taxes........................................                    (440)                 0
                                                                         ------------------  -----------------
Net income (loss) from continuing operations......................    $                655 $           (5,564)
Discontinued operations:
     Income (loss) from operations................................                     733             (5,498)
     Loss on disposal ............................................                       -             (1,798)
                                                                         ------------------  -----------------
Net income (loss) ................................................    $              1,388 $          (12,860)
                                                                         ==================  =================

                        UNICOMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

Net income (loss) ................................................    $           1,388  $            (12,860)
                                                                         ===============     =================

Preferred stock dividends and accretion...........................    $             105  $                  0
                                                                         ===============     =================

Income(loss) available to common shareholders.....................    $           1,283  $            (12,860)
                                                                         ===============     =================

Basic earnings per common share:
     Income(loss) from continuing operations......................    $             .07  $               (.68)
Discontinued operations:
     Income (loss) from operations................................                  .10                  (.67)
     Loss on disposal.............................................                    -                  (.22)
                                                                         ---------------     -----------------
Net income (loss) ................................................    $             .17  $              (1.57)
                                                                         ===============     =================

Diluted earnings per common share:
     Income (loss) from continuing operations.....................    $             .06  $              (1.21)
Discontinued operations:
      Income (loss) from operations ..............................                  .08                  (.66)
      Loss on disposal............................................                    -                   .34
                                                                         ---------------     -----------------
Net income (loss) ................................................    $             .14  $              (1.53)
                                                                         ===============     =================

Weighted average shares...........................................                7,485                 8,209
                                                                         ===============     =================

Weighted average shares assuming dilution.........................                8,940                 8,209
                                                                         ===============     =================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                         UNICOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (UNAUDITED)
                                                                                 NINE MONTHS ENDED
                                                                       ---------------------------------------
                                                                       NOVEMBER 30,           NOVEMBER 30,
                                                                             1999                 2000
                                                                       -----------------    ------------------
                                                                                   (In Thousands)
Net cash provided (used) by operating activities:
   Net income (loss) from continuing operations................     $               655  $             (5,564)
   Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
      Depreciation and amortization............................                   1,357                 1,108
      Write down of acquired and developed software............                       0                   945
      Allowance for doubtful accounts..........................                      48                   122
      Gain on disposition of joint venture.....................                     (40)                   (8)
      Deferred income taxes....................................                    (120)                    0
      Changes in assets and liabilities:
        Accounts and other receivables.........................                  (1,983)                  784
        Inventory..............................................                     369                  (184)
        Prepaid expenses.......................................                    (903)                  294
        Accounts payable.......................................                     445                   862
        Accrued expenses.......................................                    (118)                  668
        Deferred revenue.......................................                    (224)                  308
        Taxes payable..........................................                    (174)                 (102)
        Other..................................................                    (145)                  605
                                                                       -----------------    ------------------
      Cash provided used by continuing operations..............                    (833)                 (162)
        Loss on sale of discontinued operations................                       -                (1,798)
        Income (loss) from discontinued operations.............                     733                (5,498)
        Cash provided  by discontinued operations..............                     749                 3,713
                                                                       -----------------    ------------------
           Net cash provided (used) by operating activities....                     649                  (149)
Cash flow from investing activities:
   Cash received from sale of discontinued operations..........                       -                 1,000
   Capital expenditures........................................                    (302)                 (576)
   Purchase of acquired company................................                    (259)                  (75)
   Payment received on note for sale of joint venture..........                      95                    18
   Proceeds from disposition of joint venture..................                      10                     0
   Acquired and developed software.............................                     (50)                 (478)
                                                                       -----------------    ------------------
           Net cash used by investing activities...............                    (506)                 (111)
                                                                       -----------------    ------------------
Cash flow from financing activities:
   Common stock issued and to be issued, net...................                       0                   348
   Redemption of preferred stock...............................                       0                (2,353)
   Bank overdraft  ............................................                       0                     0
   Payments on borrowings......................................                  (1,848)               (1,160)
   Proceeds from borrowing.....................................                   1,365                 1,441
   Payment of preferred stock dividends........................                    (105)                    0
   Receivables from related parties............................                       0                    63
   Purchase of Treasury Stock..................................                    (736)                 (343)
                                                                       -----------------    ------------------
           Net cash used by financing activities...............                  (1,324)               (2,004)
                                                                       -----------------    ------------------
Net decrease in cash...........................................                  (1,181)               (2,264)
Effect of exchange rate changes on cash........................                     (85)                 (201)
Cash and cash equivalents at beginning of period...............                   1,400                 3,288
                                                                       -----------------    ------------------
Cash and cash equivalents at end of period.....................     $               134  $                823
                                                                       =================    ==================
Cash paid for interest.........................................     $               375                    94
                                                                       =================    ==================
Cash paid for taxes............................................     $               299                    58
                                                                       =================    ==================

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

                                                                           THREE MONTHS            NINE MONTHS
                                                                         ENDED NOVEMBER 30       ENDED NOVEMBER 30
                                                                       -------------------       -----------------
                                                                       2000       1999           2000         1999
                                                                       ----       ----           ----         ----

                  Weighted average shares                              8,186      7,456          8,209       7,485
                  Dilutive effect of common stock options and
                        Warrants                                           0      1,381              0       1,445
                                                                       -----      -----          -----       -----
                  Weighted average shares assuming dilution            8,186      8,837          8,209       8,940
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

     The Company has not received the first of the four cash installment payments in the amount of $125,000 from CSC, as of January 16, 2001.

     Revenues of Unibol UK were $0.4 milllion and $1.7 million for the three months and $1.9 million and $5.0 million for the nine month periods ended November 30, 2000 and 1999, respectively. The results of operations of Unibol UK and all other discontinued operations have been excluded from the Company's continuing operations in all periods presented. A summary of the net assets of Unibol UK, which have been reflected separately in the consolidated balance sheets as of November 30, 2000 and February 29, 2000, is as follows (in thousands):

                                                                                NOVEMBER, 2000        FEBRUARY, 2000
                                                                                --------------        --------------

                Current assets                                                                                 2,554
                Property and equipment, net                                                                      339
                Other assets                                                                                   5,917
                Current liabilities                                                                           (1,488)
                                                                                        -------               -------
                                                                                              0                7,322
                                                                                        =======               =======

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


A summary of the net assets of ICS UniComp, which have been reflected separately in the consolidated balance sheet as of February 29, 2000, is as follows (in thousands):

                                                                       FEBRUARY, 2000
                                                                       --------------
                       Current assets                                     $ 1,384
                       Other assets                                           631
                       Current liabilities                                 (1,911)
                                                                          $   104
                                                                          ========

4.      COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands) for the three and nine months periods ended November, 2000 and 1999.

                                                                           (THREE MONTHS ENDED)          (NINE MONTHS ENDED)
                                                                        11/30/00        11/30/99         11/30/00    11/30/99
                                                                        --------        --------         --------    --------
                Net Income (loss)                                        (6,251)            602           (12,860)      1,388
                Change in Cumulative Translation Adjustment                (225)            (79)             (603)       (131)
                                                                         -------          ------          --------     -------
                   Comprehensive Income (loss)                           (6,476)            523           (13,463)      1,257
                                                                         =======          =======         ========     =======

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

                                                          LEGACY
                                                         EXTENSION
                                                            AND
                                                          VERTICAL      TRANSACTION
                                                        APPLICATION     e-BUSINESS
               SEGMENT REPORTING                         SOFTWARE        SOLUTIONS          TOTAL
       -------------------------------------------      ------------    ------------       --------
       Three months ended November 30,  2000
         Revenues                                         $1,089            $2,214          $3,303
         Cost of sales                                       274             1,300           1,574
         Gross profit                                        815               914           1,729
         Operating expenses                                  991               939           1,930
         Operating loss                                     (176)              (25)           (201)
         Total assets                                      6,124            10,095          16,219

       Three months ended November 30, 1999
         Revenues                                         $2,693            $3,073          $5,766
         Cost of sales                                       132             2,388           2,520
         Gross profit                                      2,561               685           3,246
         Operating expenses                                2,254               783           3,037
         Operating income                                    307               (98)            209
         Total assets                                     12,114            10,691          22,805

                                                          LEGACY
                                                         EXTENSION
                                                            AND
                                                          VERTICAL      TRANSACTION
                                                        APPLICATION     e-BUSINESS
               SEGMENT REPORTING                         SOFTWARE        SOLUTIONS          TOTAL
       -------------------------------------------      ------------    ------------       --------
       Nine months ended November 30, 2000
         Revenues                                         $3,036           $8,375          $11,411
         Cost of sales                                       606            5,634            6,240
         Gross profit                                      2,430            2,741            5,171
         Operating expenses                                6,318            4,080           10,398
         Operating loss                                   (3,888)          (1,339)          (5,227)
         Total assets                                      6,124           10,095           16,219

       Nine months ended November 30, 1999:
         Revenues                                         $6,863           $8,999          $15,862
         Cost of sales                                       854            6,002            6,856
         Gross profit                                      6,009            2,997            9,006
         Operating expenses                                5,642            2,833            8,475
         Operating income (loss)                             367              164              531
         Total assets                                     12,114           10,691           22,805

      The vast majority of the Company's revenue is generated from products and services provided in the United States and the United Kingdom, although the Company does have customers in over 30 countries. The following table illustrates a summary of the operations by geographic area.

                                                                             UNITED
                                                                             STATES         FOREIGN         TOTAL
                                                                            --------        -------         ------
     Three months ended November 30, 2000:
         Revenues                                                            $2,782         $   521         $3,303
         Cost of sales                                                        1,322             252          1,574
         Gross profit                                                         1,460             269          1,729
         Operating expenses                                                   1,095             835          1,930
         Operating income (loss)                                                365            (566)          (201)
         Long-term assets                                                     8,330             997          9,327
         Total assets                                                        13,213           2,243         16,219
     Three months ended November 30, 1999:
         Revenues                                                             4,741           1,025          5,766
         Cost of sales                                                        2,240             280          2,520
         Gross profit                                                         2,501             745          3,246
         Operating expenses                                                   1,579           1,458          3,037
         Operating income (loss)                                                922            (713)           209
         Long-term assets                                                     8,320           2,027         10,347
         Total assets                                                        15,100           7,705         22,805

                                                                             UNITED
                                                                             STATES         FOREIGN         TOTAL
                                                                            --------        -------         ------
     Nine months ended November 30, 2000:
         Revenues                                                            $9,803          $1,609        $11,411
         Cost of sales                                                        5,766             474          6,240
         Gross profit                                                         4,037           1,134          5,171
         Operating expenses                                                   6,140           4,258         10,398
         Operating loss                                                      (2,103)         (3,124)        (5,227)
         Long-term assets                                                     8,330             997          9,327
         Total assets                                                        13,976           2,243         16,219
     Nine months ended November 30, 1999:
         Revenues                                                            13,213           2,649         15,862
         Cost of sales                                                        6,260             596          6,856
         Gross profit                                                         6,953           2,053          9,006
         Operating expenses                                                   4,742           3,733          8,475
         Operating income                                                     2,211          (1,680)           531
         Long-term assets                                                     8,320          12,027         10,347
         Total assets                                                        15,100           7,705         22,805


      The Company sells its products and services to a variety of customers. Symbol Technologies represented 23.8% of company revenue for the three months and 20.4% of company revenue for the nine months ended November 30, 2000. Symbol Technologies represented 6.3% of company revenue for the three months and 11.1% of company revenue for the nine months periods ended November 30, 1999.

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

      In connection with effecting the reorganization, the Company has also recorded costs and accrued abilities to close inactive operations. The reorganization, which was substantially completed in the third quarter of fiscal 2001, also included the termination of certain redundant staff positions. Details of this element of the reorganization were finalized and communicated in the second and third quarters of fiscal 2001. Compensation costs, including severance and other termination benefits, and other future costs related to the reorganization, were recognized in the second and third quarters of the current fiscal year as noted below.

      Asset impairment and reorganization costs for the quarters ended August 31, 2000 and November 30, 2000 are as follows (in thousands):

                                                                            QUARTER ENDED
            COST RELATED TO                                           8/31/00            11/30/00
            ---------------                                           -------            --------
Write-off of capitalized software development
  costs................................................               $   945              $   0
Inactive operation closure.............................                   400
Compensation costs for severance and other
   termination benefits................................                    24                 54
Other asset write-downs and costs......................                   910                  0
                                                                      -------              -----
                                                                      $ 2,279              $  54

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

TEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

The initial set of products to be marketed and distributed worldwide consists of two that are currently available and being sold in the United States and two in the final stages of development that will be launched early in the calendar year 2001.

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

On November 8, 2000, the Company completed the sale of all of the issued and outstanding shares of capital stock of the Company's Northern Ireland subsidiary, Unibol, Ltd to California Software Corporation. Unibol Ltd designed, developed, and marketed legacy extension software under the UNIBOL brand. Consideration consisted of $1.0 million in cash, cash receivable of $0.5 million, and $1.5 million in

California Software Corporation common stock. In conjunction with the disposition, the Company booked reserves for the cash and stock receivable and for an additional $2.3 million owed to the Company and its subsidiaries by Unibol Ltd. Unibol Ltd was one of the ICS Computing Group subsidiaries acquired in 1993.

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

                                      THREE MONTHS ENDED                               NINE MONTHS ENDED
                           ------------------------------------------     --------------------------------------------
                                11/30/99             11/30/00                   11/30/99               11/30/00
                                --------             --------                   --------               --------
                            (in thousands, except percentage data)          (in thousands, except percentage data)
Total revenue ...........   $5,766    100.0%      $3,303     100.0%         $15,862     100.0%     $11,411   100.0%
Cost of sales............    2,520     43.7        1,574      47.7            6,856      43.2        6,240    54.7
                            ------    ------      ------     ------         -------     ------     -------   ------
Gross profit.............    3,246     56.3        1,729      52.3            9,006      56.8        5,171    45.3
Selling, general and
administrative expenses..    3,037     52.7        1,930      58.4            8,475      53.4       10,398    91.1
                            ------    ------      ------     ------         -------     ------     -------   ------
Operating income (loss)..      209      3.6         (201)     (6.1)             531       3.4       (5,227)  (45.8)
Other expense                  117      2.0           92       2.8              316       2.0          337     3.0
                            ------    ------      ------     ------         -------     ------     -------   ------
Income (loss) before
taxes....................      92       1.6         (293)     (8.9)             215       1.4       (5,564)  (48.8)
Provision for taxes......    (200)     (3.5)           0       0.0             (440)     (2.8)           0     0.0
                            ------    ------      ------     ------         -------     ------     -------   ------
Net income (loss) .......    $292       5.1        $(293)     (8.9)            $655       4.2      $(5,564)  (48.8)
                            ======    ======      ======     ======         =======     ======     =======   ======

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

                                             THREE MONTHS ENDED        INCREASE/(DECREASE)
                                                 (in thousands, except percentage data)
                                            11/30/99     11/30/00            $       %
                                            --------     --------          ----     ----
     Transaction-processing Equipment...       $ 1,708        $ 824         (884)  (51.8)
     Retail Wireless Devices and Other
     Equipment..........................         1,271        1,355           84     6.6
                                               -------      -------        ------  ------
     Total Equipment Revenue............       $ 2,979      $ 2,179         (800)  (26.9)
                                               =======      =======        ======  ======

                                            NINE MONTHS ENDED          INCREASE/(DECREASE)
                                                 (in thousands, except percentage data)
                                            11/30/99     11/30/00            $       %
                                            --------     --------          ----     ----
     Transaction-processing Equipment...       $ 5,130      $ 3,805       (1,325)    (25.8)
     Retail Wireless Devices and Other
     Equipment..........................         3,638        4,430          792      21.8
                                               -------      -------        ------   ------
     Total Equipment Revenue............       $ 8,768      $ 8,235         (533)     (6.1)
                                               =======      =======        ======   ======

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

                                             THREE MONTHS ENDED        INCREASE/(DECREASE)
                                                 (in thousands, except percentage data)
                                            11/30/99     11/30/00            $       %
                                            --------     --------          ----     ----
     Initial License Fees:
           Legacy Extension.............     $ 1,330        $ 395           (935)  (70.3)
           E-commerce...................          70           19            (51)  (72.9)
           Other........................          82           47            (35)  (42.7)
                                             -------      -------         ------  ------
     Total Initial License Fees.........       1,482          461         (1,021)  (68.9)
                                             -------      -------         ------  ------

     Software Support Fees:
           Legacy Extension.............          90           87             (3)   (3.3)
           E-commerce...................          14            4            (10)  (71.4)
           Other........................         166           86            (80)  (48.2)
                                             -------      -------         ------  ------
     Total Software Support Fees........         270          177            (93)  (34.4)
                                             -------      -------         ------  ------
     Total Software Revenue.............     $ 1,752        $ 638        $(1,114)  (63.6)
                                             =======      =======        =======  ======

                                            NINE MONTHS ENDED          INCREASE/(DECREASE)
                                                 (in thousands, except percentage data)
                                            11/30/99     11/30/00            $       %
                                            --------     --------          ----     ----
     Initial License Fees:
           Legacy Extension.............     $ 3,126        $ 800         (2,326) (74.4)
           E-commerce...................         130           48            (82) (63.1)
           Other........................         308          295            (13)  (4.2)
                                             -------      -------         ------  ------
     Total Initial License Fees.........       3,564        1,143         (2,421) (67.9)
                                             -------      -------         ------  ------
     Software Support Fees:
           Legacy Extension.............         282          272            (10)  (3.5)
           E-commerce...................          58           36            (22) (37.9)
           Other........................         504          279           (225) (44.6)
                                             -------      -------         ------  ------
     Total Software Support Fees........         844          587           (257) (30.5)
                                             -------      -------         ------  ------
     Total Software Revenue.............     $ 4,408      $ 1,730        $(2,678) (60.8)
                                             =======      =======        =======  ======

Legacy extension software revenue by major product class is as follows.

                                             THREE MONTHS ENDED        INCREASE/(DECREASE)
                                                 (in thousands, except percentage data)
                                            11/30/99     11/30/00            $       %
                                            --------     --------          ----     ----
                                                 (in thousands, except percentage data)

     UNIBOL36...........................         323          167           (156) (48.3)
     UNIBOL400..........................       1,097          315           (782) (71.3)
                                             -------      -------         ------  ------
     Total Legacy Extension Revenue.....     $ 1,420      $   482           (938) (66.1)
                                             =======      =======         ======  ======

                                            NINE MONTHS ENDED          INCREASE/(DECREASE)
                                            11/30/99     11/30/00            $       %
                                            --------     --------          ----     ----
                                                 (in thousands, except percentage data)

     UNIBOL36...........................       1,001          596           (405) (40.5)
     UNIBOL400..........................       2,407          476         (1,931) (80.2)
                                             -------      -------         ------  ------
     Total Legacy Extension Revenue.....     $ 3,408      $ 1,072         (2,336) (68.5)
                                             =======      =======         ======  ======


During both the three and nine month periods ended November 30, 1999, the Company recorded significant revenue from a single legacy extension contract. That contract did not extend into the current fiscal year.

INTERNATIONAL REVENUE.

Revenue from international operations, principally in Northern Ireland and the Republic of Irealnd, decreased to $.5 and $1.6 million for the three and nine months ended November 30, 2000 from $1.0 and $2.6 million for the comparable periods in the prior fiscal year, decreases of $0.5 and $1.0 million or 50% and 38.5%. These decreases are due to shortfalls in all significant foreign business units, including the closure of the Australian operation. Revenue from domestic operations decreased to $2.8 and $9.8 million for the three and nine months ended November 30, 2000 from $4.7 and $13.2 million for the comparable period in the prior fiscal year, decreases of $1.9 and $3.4 million, or 40.4% and 25.8%. The decreases are due to shortfalls in transaction processing equipment and legacy extension software sales.

GROSS PROFIT. The following table summarizes the Company's gross profit information in dollars and as a percentage of the associated revenues for the three and nine months ended November 30, 2000 and the comparable periods for the prior fiscal year.

                                                               THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                     (in thousands, except percentage data)
                                                           11/30/99                11/30/00
                                                         GROSS PROFIT            GROSS PROFIT
                                                      -----------------         --------------
                                                          $       %               $        %
                                                        ----    -----           -----    -----
     Information Technology Services........             782     75.6            383     78.8
                                                       -----                   -----

     Equipment:
          Transaction-processing Equipment..             542     31.7            331     40.2
          Retail Wireless Devices and Other
          Equipment ........................             399     31.4            555     41.0
                                                       -----                   -----
     Total Equipment........................             941     31.6            886     40.7
                                                       -----                   -----

     Software:
          Legacy Extension..................             978     68.9            377     78.2
          E-commerce........................             (29)   (34.5)            18     78.3
          Other.............................             574    231.5             65     48.9
                                                       -----                   -----
     Total Software.........................           1,523     86.9            460     72.1
                                                       -----                   -----

     Total Gross Profit.....................           3,246     56.3          1,729     52.3
                                                       =====                   =====



                                                                NINE MONTHS ENDED
                                                 ------------------------------------------------
                                                     (in thousands, except percentage data)
                                                          11/30/99                11/30/00
                                                        GROSS PROFIT            GROSS PROFIT
                                                       --------------          ---------------
                                                         $        %              $         %
                                                       -----    -----          -----     -----
     Information Technology Services........           2,039     75.9          1,156     79.9
                                                       -----                   -----

     Equipment:
          Transaction-processing Equipment..           1,866     36.4          1,414     37.2
          Retail Wireless Devices and Other
          Equipment ........................           1,275     35.0          1,309     29.5
                                                       -----                   -----
     Total Equipment........................           3,141     35.8          2,723     33.1
                                                       -----                   -----

     Software:
          Legacy Extension..................           3,101     91.0            944     88.1
          E-commerce........................            (172)   (91.5)           (73)   (86.9)
          Other.............................             897    110.5            421     73.3
                                                       -----   -------         -----
     Total Software.........................           3,826     86.8          1,292     74.7
                                                       -----                   -----

     Total Gross Profit.....................           9,006     56.8          5,171     45.3
                                                       =====                   =====

Gross profit margins for equipment and services vary from quarter to quarter depending on customer demands and product mix.

SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. During the second and third quarters of fiscal 2001, the Company reorganized several of its business units in an effort to reduce selling, general, and administrative expenses to more reasonable levels in future quarters. Approximately 20 people who were on the Company's payrolls at the beginning of the quarter are no longer employed by the Company as of November 30, 2000.

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

                                                 THREE MONTHS       NINE MONTHS
                                                    ENDED              ENDED
                                                   11/30/00           11/30/00
                                                 -------------      ------------
     Asset impairment...................         $         0        $       945
     Reorganization related costs.......                  54              1,388
     Non-recurring selling, general, &
     administrative  (estimated)........                 100              2,065
     Recurring selling, general, &
     administrative (estimated).........               1,776              6,000
                                                       -----             ------
     Total selling, general, &
     administrative.....................               1,930             10,398
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

PART II.  OTHER INFORMATION

ITEMS 4 AND 5 ARE NOT APPLICABLE.

ITEM 1.  LEGAL PROCEEDINGS

UniComp, Inc., Unibol, Inc. and Unibol, Ltd filed a complaint in the Superior court of Cobb County, Georgia on December 1, 2000 against California Software Corporation. On or about November 10, 2000, UniComp, Inc. its wholly-owned subsidiary UniComp Computing Group Limited (formerly known as ICS Computing Group, Inc.) and California Software Corporation entered into a stock purchase agreement and addendum for the purchase by California Software Corporation of Unibol, Ltd, a wholly-owned subsidiary of UniComp Computing Group, Inc. the parties simultaneously entered into an addendum containing additional terms related to the sale of Unibol, Ltd. We are seeking a declaratory judgment that the agreement is enforceable against California Software Corporation and that only UniComp, Ltd was purchased by California Software Corporation,, and that Unibol, Inc. is not affected by that agreement.

California Software Corporation filed a complaint in the Superior Court of California, Orange County, on December 5, 2000 against UniComp, Inc., ICS Computing Group Limited, Unibol, Inc., Unibol, Ltd., Stephen A. Hafer and Shelly Singhal. The complaint alleges that California Software also purchased Unibol, Inc. in connection with its purchase of Unibol, Ltd. California Software Corporation's claim is based on discussions and negotiations regarding the purchase by California Software Corporation of Unibol, Inc., a wholly-owned subsidiary of UniComp, Inc., that took place prior to the execution of the stock purchase agreement and addendum. California Software Corporation is seeking a declaratory judgment that UniComp, Inc. is obligated to sell Unibol, Inc., and injunction restraining UniComp, Inc.

from exercising ownership and control over Unibol, Ltd or Unibol, Inc., possession of Unibol, Ltd and Unibol, Inc., the reformation of the stock purchase agreement and addendum to reflect the alleged intention of the parties, and unspecified damages.

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

              (d) Not required.






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)       Exhibits:

                  21.1*  Subsidiaries of the Registrant
                  27.1*  Financial Data Schedule (for SEC use only)

                  * Included in quarterly report on Form 10-Q for the quarter ended November 30, 2000 and filed on January 22, 2001

         (b)      Reports on Form 8-K.   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNICOMP, INC.

/s/ STEPHEN A. HAFER                     OCTOBER 9, 2001
----------------------------------       ---------------------------------------
Stephen A. Hafer                          Date
Chairman of the Board, President, Chief Executive Officer, and acting Chief Financial Officer Principal Executive Officer